Form 10-K
period 1997-01-31
RDO EQUIPMENT CO
filed 1997-04-29
CIK 1023902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                       OR
               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                  TO
                                       ---------------    ---------------

                           COMMISSION FILE NO. 1-12641

                              ---------------------
                                RDO EQUIPMENT CO.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               45-0306084
         (State of incorporation)           (I.R.S. Employer Identification No.)

                           2829 SOUTH UNIVERSITY DRIVE
                            FARGO, NORTH DAKOTA 58103
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code:  (701) 237-7363

     Securities registered pursuant to Section 12(b) of the Act: CLASS A COMMON STOCK, $.01 PAR VALUE
      Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

     As of April 25, 1997, 5,721,508 shares of Class A Common Stock of the Registrant were outstanding, and the aggregate market value of the Class A Common Stock of the Registrant as of that date (based upon the last reported sale price of the Class A Common Stock on that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $86 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the registrant's Annual Report to Shareholders for the year ended January 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1997 Annual Meeting to be held May 29, 1997 (the "1997 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.

                                     PART I
ITEM 1.   BUSINESS.

GENERAL

     The Company operates 38 retail stores in seven states, specializing in the distribution, sales, service and rental of equipment, primarily supplied by Deere & Company and its subsidiaries ("Deere"), to the agricultural, construction, materials handling and transportation industries, as well as to public service entities, government agencies and utilities. The Company's stores are located in Arizona, California, Minnesota, North Dakota, South Dakota, Texas and Washington. These stores include the largest network of Deere construction equipment dealerships and agricultural equipment dealerships in the United States. The Company believes that its network of stores enables it to achieve benefits from increasing operational synergies. The Company expects to continue to expand its network through future acquisitions.

     The equipment and parts sold by the Company primarily are supplied by Deere, which is a leading manufacturer and supplier of construction and agricultural equipment in the United States. Sales of new Deere equipment by the Company accounted for approximately 71% of the Company's new equipment sales in fiscal 1997. No other supplier accounted for more than 10% of the Company's new equipment sales in fiscal 1997. The Company expects that Deere products will continue to account for the majority of its construction and agricultural new equipment sales. The Company's stores also offer complementary equipment from other suppliers, used equipment, new and used parts, equipment servicing, equipment rental, and other related products and services.

     For the fiscal year ended January 31, 1997, the Company's revenues were generated from the following areas of business:

               New equipment sales . . . . . . . . . . . . . .     52%
               Used equipment sales. . . . . . . . . . . . . .     22%
               Product support, parts, service . . . . . . . .     25%
               Equipment rental income . . . . . . . . . . . .      1%

     The Company is the surviving entity resulting from a merger between the Company and RDO Equipment Co., a North Dakota corporation ("RDO-North Dakota") which was effective January 22, 1997 (the "Merger"). RDO-North Dakota was originally incorporated in North Dakota on March 13, 1968. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103.

The Company's phone number is (701) 237-7363. References to the Company include its subsidiaries and RDO-North Dakota.

INDUSTRY OVERVIEW

     CONSTRUCTION RETAIL EQUIPMENT. Management estimates that United States retail sales of new construction equipment in its target product market (light to medium applications) in calendar 1995 totaled approximately $5.7 billion. Deere is one of the leading suppliers of construction equipment in the United States for light to medium applications and offers a broad array of products. Currently, Deere has approximately 110 construction dealers which operate approximately 355 stores in the United States. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products. Over the last five years, while the number of Deere construction stores has remained constant, the number of Deere construction dealers has declined by more than 30%. This dealer consolidation is being driven, in part, by an increasing need for capital, owners' concerns about succession, and Deere's support for consolidation of its dealers. The Company expects to benefit from this consolidation trend by continuing its strategic acquisition of Deere construction dealerships.

     AGRICULTURAL RETAIL EQUIPMENT. Management estimates that United States retail sales of new agricultural equipment in its target product market in calendar 1995 totaled approximately $10.1 billion. Deere is the leading supplier of agricultural equipment in the United States. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. Currently, Deere has approximately 1,275 agricultural dealers which operate approximately 1,545 stores in the United States. The Company believes that Deere agricultural dealers also face an increasing need for capital, owners' concerns about succession, and Deere's support for consolidation and, as a result, that a consolidation of Deere agricultural dealers will occur. The Company expects that it will have increasing opportunities to complete strategic acquisitions of Deere agricultural dealerships as this consolidation trend develops.

GROWTH STRATEGY

     The key elements of the Company's growth strategy are:

     INCREASING MARKET SHARE. The Company seeks to increase its market share by enhancing customer service and generating customer loyalty. To accomplish this, the Company offers a broad range of products, utilizes aggressive marketing programs, trains its employees to have a strong customer orientation, employs state-of-the-art service equipment, and maintains a computerized real-time inventory system. Each construction and agricultural retail equipment store offers a broad array of its respective Deere equipment lines, and also sells complementary products from other suppliers, based on the nature of each store's customer base. As the installed base of equipment expands with the Company's increasing market share, the Company has the opportunity to generate additional parts and service business. The Company believes that each customer's experience with the Company's parts and service departments and other value-added services can positively influence such customer's overall satisfaction. Parts and service currently have higher profit margins than wholegoods sales. The Company also has diversified its business into complementary fields to serve its customers' needs, expand its customer base, and enhance its revenues by developing and expanding its construction equipment rental fleet, offering undercarriage service at strategic locations, selling irrigation equipment at one store, and expanding the geographic scope of its construction equipment rental operations, and in the first quarter of fiscal 1998 acquiring a Mack Truck dealership in Fargo.

     PURSUING ADDITIONAL ACQUISITIONS. Acquisitions are expected to continue to be an important element of the Company's growth strategy, particularly given the consolidation trends among construction and agricultural retail equipment dealers. Due to the Company's leadership position in the retail equipment industry and its track record in completing and integrating acquisitions, the Company believes that attractive acquisition candidates will continue to become available to the Company. The Company believes that its management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular dealership can be successfully integrated into the Company's existing operations, i.e., whether the operations of an acquisition candidate can be enhanced by utilizing the Company's operating model and being part of the Company's network of stores. Upon consummation of each acquisition, the Company integrates the dealership into its construction or agricultural retail equipment operations by implementing the Company's operating model and seeks to enhance the acquired dealership's performance within its target market. Integration of an acquisition generally is completed within the first six to 12 months, although it can take several years before the benefits of the Company's operating model, store network, strategies, and systems are fully realized. The consent of Deere is required for the acquisition of any Deere dealership.

     IMPLEMENTING THE RDO OPERATING MODEL. The Company has developed a proven operating model designed to improve the performance and profitability of each of its retail equipment stores. Components of this operating model include (i) pursuing aggressive marketing programs, (ii) allowing store employees to focus on customers by managing administrative functions, training, and purchasing at the corporate level, (iii) providing a full complement of parts and state-of-the-art service functions, including a computerized real-time inventory system and quick response, on-site repair service, (iv) motivating store level management in accordance with corporate goals, and (v) focusing on cost structures at the store level. The Company implements its operating model in a variety of areas. For example, the Company is proactive in attracting new customers by sending targeted direct mailings, hosting open houses and service clinics, and participating in trade shows. Additionally, the Company centralizes certain functions such as accounting, purchasing, and employee recruitment, allowing its store managers and personnel more time to focus on making sales and providing product support to customers.

     CAPITALIZING ON DIVERSITY OF OPERATIONS. A major focus of the Company's strategy has been to expand its network of construction and agricultural retail equipment stores into geographic areas that have a large base of construction or agricultural activity and that provide the Company with opportunities to continue to develop its store network. The Company believes that its business diversification into both construction and agricultural retail equipment operations has significantly increased its customer base, while also mitigating the effects of industry-specific economic cycles. Similarly, the Company's geographic diversification into regions outside its initial base in the Midwest helps to diminish the effects of seasonality, as well as local and regional economic fluctuations. Typically, other retail equipment dealers operate only construction or agricultural dealerships, with a limited number of stores concentrated in a specific geographic region. For example, based on information published by Deere, the Company believes the average United States Deere construction dealer has less than four stores, as compared to the Company's 21 Deere construction stores, and the average United States Deere agricultural dealer operates a single store as compared to the Company's 10 Deere agricultural stores. In addition, the Company has five other stores focused on construction equipment rental (as of the first quarter of fiscal 1998), a Mack Truck dealership (as of the first quarter of fiscal 1998), and one store focused on irrigation equipment, all of which complement and supplement the Deere stores.

RECENT ACQUISITIONS

     The Company acquired three construction equipment stores and two agricultural equipment stores in fiscal 1997. These acquisitions extended the Company's equipment retail store network into Texas and Washington, which the Company believes will provide platforms for future growth.

     In early fiscal 1998, the Company acquired certain assets of a construction equipment rental company with five locations in Arizona, which had unaudited total revenues of approximately $8.2 million in calendar year 1996. The transaction was structured such that this rental operation is owned 80% by the Company and 20% by the previous owner, with the Company having a right to purchase the minority interest.

     Also in early fiscal 1998, the Company acquired a Mack Truck dealership in Fargo, North Dakota, with unaudited total revenues of approximately $5.9 million in calendar year 1996.

CONSTRUCTION DIVISION

     The Company is the largest Deere construction retail equipment dealer in the United States both in number of stores and total revenues and accounted for approximately six percent of Deere's United States construction equipment sales in calendar 1996. As of the end of fiscal 1997, the Company owned and operated 21 Deere construction equipment stores located in metropolitan areas in Arizona, Southern California, Minnesota, North Dakota, South Dakota, and North Central Texas.

     Customers of the Company's Construction Division include contractors, for both residential and commercial construction, utility companies, and federal, state and local government agencies. The Construction Division has a diverse customer base. The Construction Division provides a full line of equipment for light to medium size applications and related product support to its customers. Its primary products include John Deere backhoe loaders, hydraulic excavators, crawler dozers, and four-wheel drive loaders. While the sale of new Deere construction equipment is the main focus, the Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment taken as trade-ins.

     The Company's construction equipment stores are located in areas with significant construction activity, including Dallas-Fort Worth, southern Los Angeles, Minneapolis-St. Paul, Phoenix, and San Diego. Each construction store displays a broad array of new and used equipment and has a series of fully-equipped service bays to provide on-site service and maintenance of construction equipment. The Company believes it has a competitive advantage over other construction equipment dealers given its ability to draw on its network of construction stores for equipment and parts and the economies of scale inherent in its centralized administrative, purchasing, and inventory management functions. The Company attributes the success of its Construction Division to its continuing implementation of its operating model.

AGRICULTURAL DIVISION

     The Company is the largest Deere agricultural retail equipment dealer in the United States both in number of stores and total revenues and accounted for approximately one percent of Deere's United States agricultural equipment sales in calendar 1996. As of the end of fiscal 1997, the Company owned and operated 10 Deere agricultural equipment stores located in Minnesota, North Dakota, South Dakota, and Washington, and one agricultural store focused on irrigation equipment.

     The Company's Agricultural Division is a full-service supplier to farmers, offering a broad range of farm equipment and related products. The Company's customers primarily farm corn, soybeans, wheat, sugar beets, and potatoes. As a result of the customer mix and Deere's product offering, the core products of the Agricultural Division include combines, tractors, planting equipment, and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. The sale of new Deere agricultural equipment is the primary focus of the Company's agricultural equipment sales and accounts for a majority of the Division's new equipment sales. A wide variety of additional agricultural equipment lines, which complement the Deere products, is also offered according to local market demand. The agricultural stores also sell used equipment, generally acquired as trade-ins. The Company's store in Wadena, Minnesota sells irrigation equipment supplied by Valmont Industries, Inc. and vegetable storage ventilation equipment.

     The agricultural equipment stores are located in areas with significant concentrations of farmers and typically serve customers within a 25 to 50 mile radius. Each store displays a broad array of new and used equipment and has fully-equipped service bays to provide on-site service and maintenance of agricultural equipment. The Company believes it has a competitive advantage over other agricultural dealers given its ability to draw on its network of agricultural stores for equipment and parts and the economies of scale inherent in its centralized administrative, purchasing, and inventory management functions.

PARTS AND SERVICE

     The Company's construction and agricultural retail equipment stores offer a broad range of replacement parts and fully-equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for both its construction and agricultural equipment operations. Each construction and agricultural equipment store includes service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company. The construction equipment stores located in Minneapolis, Minnesota and Riverside, California, and at one of the Dallas-Fort Worth, Texas sites also operate undercarriage shops for all makes and sizes of crawler equipment.

RENTAL FLEET OPERATIONS

     The Company maintains a rental fleet of construction equipment, primarily in its Arizona and Southern California operations. The Company rents the construction equipment to customers on a short-term basis, generally for a specified number of days or weeks, at competitive rates. The Company believes that its rental operations will continue to benefit from the trend among businesses to outsource operations, including equipment ownership, in order to minimize their capital investment in equipment as well as reducing or eliminating the down-time, maintenance, repair, and storage costs associated with equipment ownership. Used rental equipment is then sold by the Company, generally after 18 to 24 months of service. The Company believes that the rental business will be an area of growth for it as the Company expands its operations in Arizona and California, as well as in its Texas operations. In early fiscal 1998, the Company acquired an 80% equity interest in a five store construction equipment rental business in Arizona. The Company believes that its network of construction equipment stores support the sale of the used equipment retired from the rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

INVENTORY AND ASSET MANAGEMENT

     The Company maintains substantial inventories of equipment and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory in advance of its second and third fiscal quarters, which historically have higher sales, to ensure that it will have sufficient inventory available to meet its customer needs and to avoid shortages or delays. Deere has an inventory warehouse that its dealers may access to obtain equipment to facilitate inventory management. In addition, to maximize asset productivity, the Company maintains a complete database on sales and inventory of parts and equipment, and has a sophisticated, centralized real-time inventory control system. This system enables each store to access the available inventory of the Company's other stores before ordering additional parts or equipment from the supplier. As a result, the Company minimizes its investment in inventory while still effectively and promptly satisfying its customers' parts needs. Using this system, the Company also monitors inventory levels and mix in its network and at each store and makes adjustments as needed in accordance with its operating plan.

DEALERSHIP AGREEMENTS

     DEERE CONSTRUCTION DEALER AGREEMENTS. The Company has agreements with Deere which authorize the Company to act as a dealer of Deere construction, utility, and forestry equipment (the "Construction Dealer Agreements"). The Company's areas of responsibility for the sale of Deere construction equipment are: (i) in the Midwest: almost all of Minnesota, North Dakota, and South Dakota, and small portions of Iowa and Wyoming; (ii) in the Southwest: Arizona and part of Southern California; and (iii) in the South Central: North Central Texas, including the Dallas-Fort Worth and Waco metropolitan areas.

     Pursuant to the Construction Dealer Agreements, the Company is required, among other things, to maintain suitable facilities, provide competent management, actively promote the sale of construction equipment in the designated areas of responsibility, fulfill the warranty obligations of Deere, maintain inventory in proportion to the sales potential in each area of responsibility, provide service and maintain sufficient parts inventory to service the needs of its customers, maintain adequate working capital, and maintain stores only in authorized locations. Deere is obligated to make available to the Company any finance plans, lease plans, floor plans, parts return programs, sales or incentive programs or similar plans or programs it offers to other dealers. Deere also provides the Company with promotional items and marketing materials prepared by Deere for its construction equipment dealers. The Construction Dealer Agreements also entitle the Company to use John Deere trademarks and tradenames, with certain restrictions.

     DEERE AGRICULTURAL DEALER AGREEMENTS. The Company has non-exclusive dealership agreements with Deere for each of its Deere agricultural equipment stores, each of which authorizes the Company to act as a dealer in Deere agricultural equipment (the "Agricultural Dealer Agreements") at a specific authorized store location. The terms of the Agricultural Dealer Agreements are substantially the same as the Construction Dealer Agreements. The Deere agricultural equipment stores also offer John Deere lawn and grounds equipment, for which the Company has entered into non-exclusive Lawn and Garden Dealer Agreements containing substantially the same terms as the Agricultural Dealer Agreements.

     DEERE DEALERSHIP AGREEMENTS-OTHER PROVISIONS. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. In addition, Deere has the right to have input into the selection of Company's management personnel, including Deere store managers, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. In addition, the Company is prohibited from making acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity to assets ratio is below 30%, as calculated by Deere under the agreement, or if such ratio would fall below 30% as a result of such action. As of the end of fiscal 1997, the Company's equity-to-assets ratio was 48.3%. In the event of Mr. Offutt's death, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

     The Company's Deere dealer appointments are not exclusive. Deere could appoint other dealers in close proximity to the Company's existing stores. The areas of responsibility assigned to the Company's construction equipment dealerships can be reduced by Deere upon 120 days prior written notice. In addition, the dealer agreements can be amended at any time without the Company's consent, so long as the same amendment is made to the dealer agreements of all other Deere dealers. Deere also has the right to sell directly to federal, state, or local governments, as well as national accounts. To the extent Deere appoints other dealers in the Company's markets, reduces the areas of responsibility relating to the Company's construction equipment stores, or amends the dealer agreements or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected.

     OTHER SUPPLIERS. In addition to Deere, the Company is an authorized dealer at various stores for suppliers of other equipment. The terms of such arrangements vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days), upon a change of control, and in the event of Mr. Offutt's death.

FLOOR PLAN FINANCING

     Having adequate wholegoods and parts inventories at each of the Company's construction and agricultural equipment stores is important to meeting its customer needs and to its sales. Accordingly, the Company attempts to maintain at each store, or have readily available at other stores in its network, sufficient inventory to satisfy anticipated customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing its inventory is an important factor affecting the Company's results of operations.

     DEERE. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest at or over the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere changes periodically, are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment.

     The Company has a line of credit for $50.0 million with Deere Credit. After the interest-free period, the Company generally shifts its financing to Deere Credit to obtain a lower interest rate. The rate charged by Deere Credit is at the prime rate, which as of January 31,1997, was 8.25%.

     OTHER SUPPLIERS. For equipment from suppliers other than Deere, the Company primarily finances its inventory through its line of credit at Ag Capital Company ("Ag Capital"). Financing also may be available through floor plan financing programs provided by the suppliers, which may be financed by such suppliers themselves or through third party lenders, depending on which option provides the Company with the most favorable terms. The interest rate on the Ag Capital line of credit is the prime rate, which as of January 31, 1997 was 8.25%.

CUSTOMER FINANCING OPTIONS

     Financing options for customer purchases support the sales activities of the Company. Significant financing sources for purchases by the Company's customers are through programs offered by Deere and Ag Capital. The Company does not grant extended payment terms to its customers.

     DEERE. Deere's credit subsidiaries provide and administer financing for retail purchases and leases of new and used equipment, primarily through Deere Credit. Deere Credit retains a security interest in the equipment financed. A portion of the customer financing provided by Deere is recourse to the Company. Deere retains a reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed until the reserve reaches 3% of the total dollar amount of contracts outstanding. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its reserve. The Company's liability is capped at the amount of the reserve, which, as of January 31, 1997, was $778,000.

     AG CAPITAL AND OTHERS. Ag Capital, a cooperative lending institution, also provides financing to the Company's customers. Some of the financing provided by Ag Capital to its customers also is recourse to the Company. This contingent liability is capped at an amount equal to 10% of the amount of the aggregate outstanding contracts, which contingent liability was approximately $2.1 million as of January 31, 1997. ACL Company, LLC and Farmers Equipment Rental, Inc. also provided financing to customers for which the Company has some contingent recourse liability, which contingent liability was approximately $1.9 million as of January 31, 1997. These contingent liabilities are also capped at an amount equal to 10% of the amount of the aggregate outstanding contracts.

          REPURCHASE CONTRACTS. The Company enters into repurchase contracts with certain of its customers, primarily its governmental customers, pursuant to which the Company, at the request of the customer, may be required to repurchase the equipment at a price fixed in the contract after a specified period of time, typically five years, subject to certain conditions. The repurchased equipment is then sold by the Company as used equipment.

PRODUCT WARRANTIES

     Product warranties for new equipment and parts are generally provided by the supplier. The term and scope of these warranties vary greatly by supplier and by product. The Company does not provide additional warranties to retail purchasers of new equipment. The supplier (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. Typically, the Company does not provide additional warranties on used equipment.

COMPETITION

     The Company's construction equipment retail stores compete with distributors of equipment produced by manufacturers other than Deere, including Case Corporation ("Case"), Caterpillar Inc. ("Caterpillar"), and Komatsu Corporation. The Company also faces competition from distributors of manufacturers of specific types of construction equipment, including JCB backhoes, Kobelco excavators, Komatsu wheel loaders and crawler dozers, and Bobcat skid loaders. The Company's agricultural retail equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Case, Caterpillar, and New Holland N.V., a subsidiary of Fiat. The Company's agricultural equipment stores also compete with other Deere agricultural dealerships. Competing Deere agricultural stores may be located in close proximity to one of the Company's agricultural equipment stores. Competition among retail equipment dealers is primarily based on price, value, reputation, quality, and design of the products offered by the dealer, the customer service and equipment servicing provided by the dealer, and the accessibility of the stores. The Company believes that its broad product line, product support, and superior quality products will enable it to compete effectively.

INTELLECTUAL PROPERTY RIGHTS

     RDO Equipment Co. is a registered service mark owned by the Company. John Deere is a registered trademark of Deere & Company, the Company's use of which is authorized under the Deere dealership agreements. Trademarks and tradenames with respect to new equipment obtained from suppliers other than Deere are licensed from their respective owners. The Company historically has operated each of its construction and agricultural retail equipment stores under either the RDO Equipment Co. service mark and tradename or, for purposes of continuity at a particular store if there was strong local name recognition and customer loyalty, the name historically used by the Deere dealership in that location. Each Deere store also is identified as either an authorized John Deere construction or agricultural equipment retail store and may display signs of other suppliers.

ENVIRONMENTAL AND GOVERNMENTAL REGULATIONS

     The Company's operations are subject to numerous federal, state, and local rules and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to its service operations. Based on current laws and regulations, the Company believes that it is in compliance with such laws and regulations and that its policies, practices, and procedures are designed to prevent unreasonable risk of environmental damage or violation of environmental laws and regulations and any resulting material financial liability to the Company. The Company is not aware of any federal, state, or local laws or regulations that have been enacted or adopted, the compliance with which would have a material adverse effect on the Company's results of operations or would require the Company to make any material capital expenditures. No assurance can be given that future changes in such laws or regulations or changes in the nature of the Company's operations or the effects of activities of prior occupants or activities at neighboring facilities will not have an adverse impact on the Company's operations.

EMPLOYEES

     As of January 31, 1997 the Company employed 800 full-time employees. Of this number, 13 employees were located at the Company's corporate offices and employed in corporate administration. The balance of the employees were located at the various stores: 97 were employed in administration, 160 in equipment sales and rental operations, 134 in parts sales, and 396 in servicing equipment. None of the Company's employees is covered by a collective bargaining agreement.

CERTAIN IMPORTANT FACTORS

     In addition to the matters discussed above, there are several important factors that could cause the Company's future results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Many of these important factors are identified and discussed in greater detail in the Company's Form 8-K dated April 28, 1997, as it may be supplemented or amended from time to time in subsequent Form 8-K or other filings with the Securities and Exchange Commission. Some of these important factors (but not necessarily all important factors) include the following:

     (i)    The overall success of Deere and the Company's other suppliers;

     (ii) The availability and terms of floor plan financing and customer financing;

     (iii) The incentive and discount programs provided by Deere and the Company's other suppliers, and their promotional and marketing efforts for the Company's construction and agricultural products;

     (iv) The introduction of new and innovative products by the Company's suppliers;

     (v) The manufacture and delivery of competitively-priced, high quality equipment and parts by the Company's suppliers in quantities sufficient to meet the requirements of the Company's customers on a timely basis;

     (vi) General economic conditions, including agricultural industry cycles, construction spending, federal, state and local government spending on highways and other construction projects, new housing starts, interest rate fluctuations, economic recessions, customer business cycles, and customer confidence in the economy;

     (vii) The length of the crop growing season and winter and spring weather conditions in the Midwest, and the confidence of the Company's agricultural customers in the farm economy;

     (viii) Risks associated with expansion, including the management of growth; and

     (ix)   Continued availability of key personnel.


ITEM 2.   PROPERTIES.

     As of the end of fiscal 1997, the Company owned the real estate for eight of its stores, leased its executive offices and eight stores from an Offutt Entity (as defined in Item 4A below), and leased 16 stores from unrelated third parties. Lease terms range from one to ten years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.

ITEM 3.   LEGAL PROCEEDINGS.

     There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Prior to the completion of the Company's initial public offering and the merger to reincorporate in Delaware (the "Merger"), in the fourth quarter of fiscal 1997 the Merger was approved by the sole shareholder of the Company by written consent and all the shareholders of RDO-North Dakota approved, by written action, the Merger, the 1996 Stock Incentive Plan and the Share Exchange Agreement, between the Company and Ronald D. Offutt, pursuant to which Mr. Offutt exchanged his shares of Class A Common Stock for shares of Class B Common Stock. No other matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages and the offices held, as of April 25, 1997 are as follows:

NAME                AGE  OFFICE
----                ---  ------
Ronald D. Offutt    54   Chairman of the Board and Chief Executive Officer

Paul T. Horn        54   President and Chief Operating Officer

Allan F. Knoll      53   Chief Financial Officer and Secretary

Richard J. Moen     49   Chief Administrative Officer and Treasurer

Gary R. Allan       48   Senior Vice President - Northwest Agricultural Division

Charles Calhoun     44   Senior Vice President - Used Equipment Division

H. David Frambers   53   Senior Vice President - Midwest Construction Division

Randolph F. Goss    44   Senior Vice President - South Central Construction
                         Division

William R. Hutton   49   President - RDO Rental Co. (d/b/a Sun Valley Equipment)

Larry B. Kerkhoff   43   Senior Vice President - Midwest Agricultural Division

Larry E. Scott      54   Senior Vice President - Southwest Construction Division

Mark A. Doda        34   Controller
-----------------

     RONALD D. OFFUTT is the Company's founder, Chairman, Chief Executive Officer, and principal stockholder. Mr. Offutt was first elected President of the Company in 1968 upon formation of the Company. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co."), and he owns, controls, and/or manages other entities (collectively, the "Offutt Entities"), which are engaged in a variety of businesses such as farming, food processing, auto dealerships, and agricultural financing activities, some of which transact business with the Company. Mr. Offutt spends approximately 25% of his time on the Company's business. Mr. Offutt is Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics.

     PAUL T. HORN has served as President of the Company since August 1996 and as Chief Operating Officer and a Director of the Company since 1986. Prior to October 1, 1996, he was an employee of Offutt Co. and spent approximately 25% of his time on the business of the Company. Since such date, he has been a full-time employee of the Company. Mr. Horn serves as a director and officer and is a beneficial stockholder of many Offutt Entities. Mr. Horn currently serves as Chairman of the Board of Crop Growers Insurance Corp., a crop insurance company, and Northern Grain Company, a regional grain elevator. Mr. Horn is a graduate of Michigan State University with degrees in Business Administration and Agronomy.

     ALLAN F. KNOLL has served as Chief Financial Officer, Secretary, and a Director of the Company since 1974. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spends approximately 25% of his time on the business of the Company. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

     RICHARD J. MOEN has served as the Chief Administrative Officer and Treasurer of the Company since October 1996. Prior to joining the Company, from August 1993 until September 1996, Mr. Moen served as Vice President--Legal Services of ConAgra Diversified Products Companies, a division of ConAgra, Inc. ("ConAgra"), a diversified international food company. From March 1988 until August 1993, Mr. Moen served as Executive Vice President--Administration, General Counsel, Secretary, and a director of Golden Valley Microwave Foods, Inc., a company specializing in food products designed for use in microwave ovens. Mr. Moen is a graduate of Massachusetts Institute of Technology, with a degree in Economics, and Harvard Law School.

     GARY R. ALLAN has served as Senior Vice President -Northwest Agricultural Division since the Company's acquisition in October 1996 of two agricultural stores located in the State of Washington. Previously, Mr. Allan was the President of the acquired Washington agricultural stores and had held such position since 1986. He is also a partner in Coho L.T.D., a diversified farming company located in Pasco, Washington, and currently serves on the Board of Directors of Yakima Federal Savings and Loan in Yakima, Washington. Mr. Allan attended Columbia Basin College and Eastern Washington University.

     CHARLES CALHOUN has served as Senior Vice President - Used Equipment Division since March 1997. Previously, he was Vice President and an owner of the construction dealership in Texas which was acquired by the Company in July 1996. Subsequent to this acquisition and prior to his appointment as Senior Vice President, Mr. Calhoun managed the Texas construction dealership and started the Used Equipment Division. He is a graduate of Texas Tech University with a degree in Marketing.

     H. DAVID FRAMBERS has served as Senior Vice President - Midwest Construction Division since July 1996 and from July 1996 until March 1997 also served as Senior Vice President - South Central

Construction Division. With the expansion of the Construction Division, he became Vice President and General Manager of the Construction Division for the Midwest and Southwest regions and held such position from 1991 to July 1996. Mr. Frambers served as Vice President and General Manager of the Agricultural and Construction Divisions from 1986 to 1991. Prior to joining the Company, he was the manager of a Deere agricultural dealership in Grand Forks, North Dakota from 1979 to 1986. From 1968 to 1979 he was employed by Deere in sales and marketing and held positions as the territory manager based in Denver, Colorado, the store manager at Fargo Implement, Fargo, North Dakota, and a division sales manager for Deere in Minneapolis, Minnesota. He is a graduate of Kansas State College with a degree in Industrial Technology.

     RANDOLPH F. GOSS has served as Senior Vice President - South Central Construction Division since March 1997. He joined the Company in January 1997 and managed the Company's Texas construction dealership until his appointment as Senior Vice President. Prior to joining the Company, Mr. Goss was Vice President - Sales and Marketing of Source, Inc., a telecommunications company, from March 1996 until January 1997. From March 1995 until March 1996, he served as Vice President - National Accounts of American Hi-Lift Corporation, a division of Vibroplant USA, Inc. engaged in the rental and sale of equipment. Prior thereto, Mr. Goss was employed by Hertz Equipment Rental Corporation as Director of National Accounts (1992 until March 1995) and as Director of Sales, Southwest Region (1987 until 1992). Mr. Goss attended the University of Miami (Florida).

     WILLIAM R. HUTTON has served as President of RDO Rental Co. (d/b/a Sun Valley Equipment), an 80% owned subsidiary of the Company, since March 1997. He is also the President of W.R. Hutton & Associates, Inc., a private investment firm with offices in Arizona, which owns the remaining 20% of Sun Valley Equipment. From 1984 until February 1997, he was President and owner of the Arizona construction equipment rental business acquired by Sun Valley Equipment in February 1997. From 1977 to 1980, Mr. Hutton was Vice President and one of the founders of Sunstate Equipment Corp. From 1971 to 1977, Mr. Hutton was a regional manager for U.S. Rentals, Inc. He attended Glendale Community College.


     LARRY B. KERKHOFF has served as Senior Vice President - Midwest Agricultural Division since July 1996. Prior to that time, he was the manager of the Company's agricultural equipment store in Breckenridge, Minnesota, since 1990. He has been in agri-business for over 20 years. Prior to joining the Company, he was with Kibble Equipment, a Deere agricultural dealership, in Montevideo, Minnesota. He is a graduate of Mankato Area Vocational Institute-- Diesel Mechanics Program and Mankato State University with a degree in Business Administration.

     LARRY E. SCOTT has served as Senior Vice President - Southwest Construction Division since July 1996. Prior to that time, he served as a Vice President and General Manager of the Agricultural Division since 1991. Mr. Scott has been involved in management in the agricultural business for 24 years. He managed the Company's agricultural stores in Casselton, North Dakota, Breckenridge, Minnesota, and Fargo, North Dakota prior to becoming Vice President of the Agricultural Division. He is a graduate of North Dakota State University with a degree in Mathematics and a minor in Business Administration.

     MARK A. DODA has served as Controller of the Company since September 1992. Prior to joining the Company, Mr. Doda served as a Division Controller for Graco, Inc., a manufacturer of fluid handling systems, from January 1992 to September 1992. From January 1985 to December 1991, Mr. Doda worked for Deloitte & Touche LLP. Mr. Doda is a graduate of the University of North Dakota with a degree in Accounting.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information under the captions "Common Stock Information" and "Dividend Policy" on page 37 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA.

     The information under the caption "Selected Financial Data" on page 13 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 21 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and the report of its independent public accountants, Arthur Andersen LLP, on pages 22 through 35 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference and are listed in Item 14(a)(1)(A) on pages 16 and 17 of this Report. The report of the Company's former independent public accountants, Eide Helmeke PLLP, is included at page 18 of this Report. The supplementary data required by this Item 8 appears as Note 14 entitled "Unaudited Quarterly Financial Data" on page 34 of the 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of April 17, 1995, the Company's Board of Directors dismissed Eide Helmeke PLLP and appointed Arthur Andersen LLP as the Company's independent public accountants. The report of Eide Helmeke PLLP on the Company's financial statements as of January 31, 1995 and for each of the two years ended January 31, 1995, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the fiscal years ended January 31, 1994 and 1995, and through April 17, 1995, there were no disagreements with Eide Helmeke PLLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure at the time of the change of independent public accountants or with respect to the Company's financial statements. Prior to retaining Arthur Andersen LLP, the Company had not consulted with Arthur Andersen LLP regarding the application of accounting principles or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

     The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement in incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

          (a)(1)   FINANCIAL STATEMENTS OF REGISTRANT.

               (A) The following are incorporated herein by reference from the pages indicated in the Company's 1997 Annual Report to Shareholders, copies of which are included as Exhibit 13.1 to this Report:

          Report of Independent Public Accountants--Arthur Andersen LLP--page
          35.

          Consolidated Statements of Operations for the Years Ended January 31, 1997, 1996 and 1995--page 22.

          Consolidated Balance Sheets as of January 31, 1997 and 1996--page 23.

          Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1997, 1996 and 1995--page 24.

          Consolidated Statements of Cash Flow for the Years Ended January 31, 1997, 1996 and 1995--page 25.

          Notes to Consolidated Financial Statements--pages 26 to 34.

               (B) Report of Independent Public Accountants--Eide Helmeke PLLP- -is included at page 18 of this Report.

          (a)(2)   FINANCIAL STATEMENT SCHEDULES OF REGISTRANT.

          Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

          (a)(3)   EXHIBITS.

          The exhibits to this Report are listed in the Exhibit Index on pages 20 to 22 below.

          A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 25, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to RDO Equipment Co., Stockholder Relations, 6866 Washington Avenue South, Eden Prairie, Minnesota 55344.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(a)(3):

     1. RDO Equipment Co. 1996 Stock Incentive Plan, including forms of option agreements.

     2. Form of Agreement Re: Confidentiality, Assignment of Inventions and Non-Competition.

     3. Form of Indemnification Agreement between the Company and each of its executive officers and directors.

          (b)  REPORTS ON FORM 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth fiscal quarter of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To RDO Equipment Co.

We have audited the consolidated balance sheet [not presented herein] of RDO Equipment Co. (a Delaware corporation, formerly a North Dakota corporation) and Subsidiary as of January 31, 1995 and the accompanying related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position [not presented herein] of RDO Equipment Co. and Subsidiary as of January 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        EIDE HELMEKE PLLP


Fargo, North Dakota,
  December 15, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 1997

                                        RDO EQUIPMENT CO.

                                        By: /s/ Ronald D. Offutt
                                            ------------------------------------
                                           Ronald D. Offutt
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 28, 1997 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title
---------                               -----

/s/ Ronald D. Offutt
-------------------------------------   Chairman of the Board,  Chief Executive
Ronald D. Offutt                        Officer and Director (principal
                                        executive officer)

/s/ Paul T. Horn
-------------------------------------   President, Chief Operating  Officer and
Paul T. Horn                            Director

/s/ Allan F. Knoll
-------------------------------------   Chief Financial Officer, Secretary and
Allan F. Knoll                          Director (principal financial officer)

/s/ Mark A. Doda
-------------------------------------   Controller
Mark A. Doda                            (principal accounting officer)

/s/ Bradford M. Freeman
-------------------------------------   Director
Bradford M. Freeman

/s/ Ray A. Goldberg
-------------------------------------   Director
Ray A. Goldberg

/s/ Norman M. Jones
-------------------------------------   Director
Norman M. Jones

/s/ James D. Watkins
-------------------------------------   Director
James D. Watkins

                                RDO EQUIPMENT CO.

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997



ITEM NO.   ITEM                                             METHOD OF FILING
--------   ----                                             ----------------
3.1        Certificate of Incorporation.................... Incorporated by reference to Exhibit 3.1 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

3.2         Bylaws........................................  Incorporated by reference to Exhibit 3.2 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

4.1         Specimen Form of the Company's Class A
            Common Stock Certificate......................  Incorporated by reference to Exhibit 4.2 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

4.2         Specimen Form of the Company's Class B
            Common Stock Certificate......................  Incorporated by reference to Exhibit 4.3 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267)

10.1        Agreement between Ronald D. Offutt, RDO
            Equipment Co., John Deere Company and
            John Deere Construction Equipment               Incorporated by reference to Exhibit 10.1 to the
            Company.......................................  Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.2        Form of Deere Agricultural Dealer
            Agreement Package.............................  Incorporated by reference to Exhibit 10.2 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267)

10.3        Form of Deere Construction Dealer
            Agreement Package.............................  Incorporated by reference to Exhibit 10.3 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.4        Loan Agreement, Seasonal Note and Security
            Agreement between Ag Capital and the
            Company, dated July 25, 1996..................  Incorporated by reference to Exhibit 10.4 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).




10.5        Loan Agreement and Seasonal Note between
            Ag Capital Company and Minnesota Valley
            Irrigation, Inc., dated August 26, 1996.......  Incorporated by reference to Exhibit 10.5 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.6        Deere Agricultural Dealer Finance
            Agreement.....................................  Incorporated by reference to Exhibit 10.6 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.7        Deere Construction Dealer Finance               Incorporated by reference to Exhibit 10.7 to the
            Agreement.....................................  Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.8        RDO Equipment Co. 1996 Stock Incentive
            Plan, including forms of option agreements....  Filed herewith.

10.9        Form of Indemnification Agreement entered
            into by the Company with each of its
            executive officers and directors..............  Incorporated by reference to Exhibit 10.9 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.10       Corporate Service Agreement between RDO
            Equipment Co. and R.D. Offutt Company,
            dated as of November 1, 1996..................  Incorporated by reference to Exhibit 10.10 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.12       Agreement and Plan of Merger by and
            between RDO Equipment Co. (North Dakota)
            and RDO Equipment Co. (Delaware)..............  Incorporated by reference to Exhibit 10.13 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.13       Tax Agreement Relating to S Corporation
            Distribution, with Supplement.................  Incorporated by reference to Exhibit 10.14 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).

10.14       Agreement between RDO Equipment Co.,
            John Deere Company and John Deere
            Construction Equipment Company................  Incorporated by reference to Exhibit 10.15 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267).




10.15       Form of Agreement re: Confidentiality,
            Assignment of Inventions and Non-
            Competition entered into by the Company with each of its executive officers and directors.. Filed herewith.

11.1        Statement re: Computation of Per Share
            Earnings......................................  Filed herewith.

13.1        1997 Annual Report to Shareholders
            (pages 13 through 35 and selected portions of
            page 37)......................................  Filed herewith.

16.1        Letter re Change in Certifying Accountant.....  Incorporated by reference to Exhibit 16.1 to the
                                                            Company's Registration Statement on Form S-1
                                                            (File No. 333-13267)

21.1        Subsidiaries of the Registrant................  Filed herewith.

27.1        Financial Data Schedule.......................  Filed herewith.