Form 10-Q
period 1997-04-30
RDO EQUIPMENT CO
filed 1997-06-16
CIK 1023902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549



                                      FORM 10-Q




        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997
                                          OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                             COMMISSION FILE NO. 1-12641

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

    The number of shares outstanding of Class A Common Stock of the registrant as of May 30, 1997: 5,721,508.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            CAUTIONARY STATEMENT REGARDING
                    FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

    The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in Item 2 under the subsection entitled "Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.

                            PART I - FINANCIAL INFORMATON

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  RDO EQUIPMENT CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended April 30
   (In Thousands, Except Per Share Amounts)(Unaudited)           1997              1996
   ------------------------------------------------------------------------------------
   Revenues:
       Wholegoods sales                                     $  60,088         $  54,961
       Parts and service                                       22,312            15,462
       Rental                                                   2,398               463
                                                             ----------       ----------
       Total revenues                                          84,798            70,886
   Cost of revenues                                            67,759            58,718
                                                             ----------       ----------
   Gross profit                                                17,039            12,168
   Selling, general and administrative expenses                12,338             8,595
                                                             ----------       ----------
       Operating income                                         4,701             3,573
   Interest expense                                             (959)           (1,259)
   Interest income                                                253               349
                                                             ----------       ----------
       Income before income taxes
            and minority interest                               3,995             2,663
   Provision for income taxes                                 (1,598)           (1,065)
                                                             ----------       ----------
   Income before minority interest                              2,397             1,598
   Minority interest                                             (18)               ---
                                                             ----------       ----------

   Net income                                                $  2,379         $   1,598
                                                             ----------       ----------
                                                             ----------       ----------

   Net income per share                                      $   0.18         $    0.17
                                                             ----------       ----------
                                                             ----------       ----------

   Weighted average shares outstanding                         13,226             9,429
                                                             ----------       ----------
                                                             ----------       ----------



   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  RDO EQUIPMENT CO.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  April 30,        January 31,
(IN THOUSANDS) (UNAUDITED)                                             1997               1997
------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                    $       31         $      459
    Accounts receivable (less allowance)                             32,931             24,982
    Inventories                                                     150,448            130,955
    Prepaid expenses                                                    912                499
    Deferred income tax benefit                                         540                540
                                                                  -----------        -----------
         Total current assets                                       184,862            157,435

Property and equipment, net                                          29,522             15,642
Other assets:
    Deposits                                                          1,495              1,360
    Goodwill and other, net of accumulated
         amortization                                                 9,100              7,114
                                                                  -----------        -----------

         Total assets                                            $  224,979         $  181,551
                                                                  -----------        -----------
                                                                  -----------        -----------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               RDO EQUIPMENT CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  April 30,        January 31,
(IN THOUSANDS) (UNAUDITED)                                             1997               1997
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Floor plan payables                                          $   86,135         $   64,331
    Notes payable and current maturities of long-term debt
         Banks and others                                             4,572              4,933
         Affiliates                                                     665                651
    Accounts payable                                                 11,638              5,153
    Accrued liabilities                                               7,447              5,652
    Customer advance deposits                                         3,461              3,141
    Dividends payable                                                   734                830
                                                                  -----------        -----------
         Total current liabilities                                  114,652             84,691

Long-term debt, net of current maturities:
    Banks and others                                                 14,044              3,522
    Affiliates                                                        5,251              5,303

Deferred income taxes                                                   240                240
                                                                  -----------        -----------
         Total liabilities                                          134,187             93,756

Minority interest                                                       618                ---

Stockholders equity:
    Preferred stock                                                     ---                ---
    Common stocks-
         Class A                                                         57                 57
         Class B                                                         75                 75
    Additional paid-in-capital                                       84,447             84,447
    Retained earnings                                                 5,595              3,216
                                                                  -----------        -----------

         Total stockholders' equity                                  90,174             87,795
                                                                  -----------        -----------

         Total liabilities and stockholders' equity              $  224,979         $  181,551
                                                                  -----------        -----------
                                                                  -----------        -----------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                              RDO EQUIPMENT CO.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended April 30
(IN THOUSANDS) (UNAUDITED)                                                       1997               1996
----------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                               $  2,379           $  2,663
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities -
         Depreciation and amortization                                          1,164                433
         Minority interest                                                         18                ---
         Change in operating assets and liabilities:
              Accounts receivable                                             (7,949)            (5,507)
              Inventories                                                    (18,457)            (7,248)
              Prepaid expenses                                                  (337)               (99)
              Deposits                                                          (134)                198
              Floor plan payables                                              21,804              6,675
              Accounts payable and accrued liabilities                          8,160              5,485
              Customer advance deposits                                           310                479
                                                                             ----------         ----------

                      Net cash provided by operating activities                 6,958              3,079
                                                                             ----------         ----------

Investing activities:
    Net purchases of rental equipment                                         (1,738)               (76)
    Net purchase of property and equipment                                      (603)              (289)
    Purchase of net assets of dealerships                                     (4,842)                ---
    Other, net                                                                    312                 20
                                                                             ----------         ----------

                      Net cash used for investing activities                  (6,871)              (345)
                                                                             ----------         ----------

Financing activities:
    Proceeds from issuance of long-term debt                                      910                ---
    Payments on long-term debt                                                  (659)            (1,282)
    Payment of dividends                                                         (96)              (957)
    Net payments of bank lines and short-term notes payable                     (670)            (1,245)
                                                                             ----------         ----------

                      Net cash used for financing activities                    (515)            (3,484)
                                                                             ----------         ----------

Decrease in cash                                                                (428)              (750)

Cash and cash equivalents, beginning of period                                    459                787
                                                                             ----------         ----------

Cash and cash equivalents, end of period                                     $     31           $     37
                                                                             ----------         ----------
                                                                             ----------         ----------

Supplemental disclosures:
    Cash payments for interest                                               $    812           $  1,257
                                                                             ----------         ----------
                                                                             ----------         ----------

    Noncash investing and financing activities:
         Increase in assets related to acquisitions of dealerships
           through issuance and assumption of debt                           $ 11,272           $    ---
                                                                             ----------         ----------
                                                                             ----------         ----------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                  RDO EQUIPMENT CO.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PREPARATION:

    The condensed consolidated financial statements for the three months ended April 30, 1997 and April 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  BUSINESS COMBINATIONS:

    Effective February 1, 1997, the Company purchased certain assets and assumed certain liabilities of Sun Valley Equipment Corp., a construction equipment rental company with five stores located in Cottonwood, Flagstaff, Bullhead City, Prescott and Kingman, Arizona. Total assets purchased were $11.5 million which were offset by assumed liabilities of $8.8 million resulting in net cash paid of approximately $2.7 million. The Company assigned these assets and liabilities to a newly formed subsidiary, RDO Rental Co., of which the Company owns 80% of the outstanding stock. The purchase agreement also calls for future contingent consideration of up to $1.0 million in the event certain performance criteria are met over a five-year period. The Company anticipates accounting for the contingent consideration paid, if any, as compensation expense. The acquisition has been accounted for under the purchase method of accounting and resulted in goodwill which is being amortized over 30 years.

    Effective March 3, 1997, the Company's wholly owned subsidiary, RDO Mack Sales and Service, Inc., purchased certain assets of Midwest Mack, Inc., a full-service Mack Truck dealership located in Fargo, North Dakota, for cash of approximately $2.1 million. The acquisition has been accounted for under the purchase method of accounting and resulted in goodwill which is being amortized over 30 years.

    Subsequent to the quarter ended April 30, 1997, the Company also made the following acquisitions:

    Effective May 1, 1997, the Company purchased certain assets and assumed certain liabilities of Imperial Machinery, a division of Empire Southwest Co. Imperial Machinery is a full-service agricultural equipment dealership with four locations in Yuma, Ehrenberg, and Wellton, Arizona, and Imperial, California. Total assets purchased were $7.9 million which were offset by assumed liabilities of $1.1 million resulting in net cash paid of approximately $6.8 million. The acquisition will be accounted for under the purchase method of accounting and resulting goodwill will be amortized over 30 years. The Company also acquired certain new equipment and parts inventory from Deere & Company (Deere) to stock these locations of approximately $6.3 million which was financed through Deere floor plan arrangements.

    Effective June 1, 1997, the Company purchased certain assets and assumed certain liabilities of Kuenstler Machinery LP, which consists of three full-service construction equipment stores located in Austin, Laredo, and San Antonio, Texas. Total assets purchased were $13.4 million which were offset by assumed liabilities of $0.6 million resulting in net cash paid of approximately $12.8 million. The acquisition will be accounted for under the purchase method of accounting and resulting goodwill will be amortized over 30 years. The Company also acquired certain new equipment and parts inventory from Deere to stock these locations of approximately $4.2 million which was financed through Deere floor plan arrangements.

    Effective June 1, 1997, the Company purchased certain assets and assumed certain liabilities of Bergstedt Implement, Inc., a full-service Deere agricultural equipment dealership located in Hazen, North Dakota. Total assets purchased were $0.6 million which were offset by assumed liabilities of $0.1 million resulting in net cash paid of approximately $0.5 million. The acquisition will be accounted for under the purchase method of accounting. The Company also acquired certain new equipment and parts inventory from Deere to stock the dealership of approximately $0.4 million which was financed through Deere floor plan arrangements.

    Results of operations for the above acquisitions plus acquisitions made after the first quarter of fiscal 1997 (Mega Equipment Company on July 1, 1996 and Liberty Agricultural, Inc. on October 1, 1996) have been included in the accompanying condensed consolidated financial statements since their respective
acquisition dates.   The following unaudited consolidated pro forma results of
operations for the three months ended April 30, 1997 and 1996, give effect to all of the above mentioned acquisitions as if they were completed at the beginning of fiscal 1997. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):


                                                           THREE MONTHS ENDED APRIL 30,
                                                           ----------------------------
                                                                 1997         1996
                                                                 ----         ----
Revenues                                                     $100,777       $ 99,337
Net income                                                   $  2,701       $  1,924
Weighted average shares outstanding                            13,226          9,429
Net income per common and common equivalent shares           $    .20       $    .20
                                                             --------       --------
                                                             --------       --------


3.  INVENTORIES:

    All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment and parts inventory. The specific identification method is used to determine cost for used equipment.

Inventories consisted of the following at (in thousands):

                                                        April 30,  January 31,
                                                            1997         1997
                                                        --------    ---------
New equipment                                            $86,474      $75,233
Used equipment                                            44,605       40,094
Parts and other                                           19,369       15,628
                                                          ------       ------
                                                        $150,448     $130,955
                                                        --------     --------
                                                        --------     --------

4.  NEW FINANCING ARRANGEMENTS:

    During the first three months of fiscal 1998, the Company's 80% owned subsidiary, RDO Rental Co., entered into a $40.0 million revolving credit agreement with Deutsche Financial Services to finance purchases of rental equipment. The credit agreement provides for variable interest based on .5% below the prime rate. As of April 30, 1997, the Company had advances relating to this credit agreement of approximately $8.3 million.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 at the end of fiscal 1998 at which time all prior year EPS are to be restated in accordance with SFAS 128. If the Company had adopted the pronouncement in the first quarter of fiscal 1998, there would have been no effect on the reported net income per share.

6.  INCOME TAXES:

    Prior to January 20, 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. A pro forma income tax provision has been computed for the first three months of fiscal 1997 as if the Company were subject to corporate income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The results of operations of the following acquisitions made after the first quarter of fiscal 1997 have been included with the Company's results of operations only for the periods specified:

    Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of a Deere construction equipment dealership in North Central Texas, with three stores located in the Dallas-Fort Worth and Waco, Texas metropolitan areas with a Deere area of responsibility covering the 35 surrounding counties. Total assets purchased were $9.2 million which were offset by assumed liabilities of $0.8 million resulting in net cash paid of approximately $8.4 million, which was financed through a note payable to Ag Capital Company (Ag Capital), with an interest rate at the prime rate (which was 8.25%), which note was repaid out of the net proceeds of the Company's initial public offering in January 1997 (Offering). The acquisition was accounted for under the purchase method of accounting and the results of operations of the North Central Texas stores are included in the Company's results of operations beginning July 1, 1996. The Company also acquired certain new equipment and parts inventory from Deere & Company (Deere) to stock these locations of approximately $7.7 million which was financed through Deere floor plan arrangements.

    Effective October 1, 1996, the Company purchased certain assets and assumed certain liabilities of a Deere agricultural equipment dealership with two stores located in Pasco and Sunnyside, Washington. Total assets purchased were $4.9 million which were offset by assumed liabilities of $2.2 million resulting in net cash paid of approximately $2.7 million, which was financed in part by a $1.0 million note payable to the seller, with the remainder financed through a note payable to Ag Capital with an interest rate at the prime rate (which was 8.25%), which note was repaid out of the net proceeds of the Offering. The acquisition was accounted for under the purchase method of accounting and the results of operations of the Washington stores are included in the Company's results of operations beginning October 1, 1996. The Company also acquired certain new equipment and parts inventory from Deere to stock these locations of approximately $3.5 million which was financed through Deere floor plan arrangements.

    Effective February 1, 1997, the Company purchased certain assets and assumed certain liabilities of a construction equipment rental company with five stores located in Cottonwood, Flagstaff, Bullhead City, Prescott and Kingman, Arizona. Total assets purchased were $11.5 million which were offset by assumed liabilities of $8.8 million resulting in net cash paid of approximately $2.7 million. The Company assigned these assets to a newly formed subsidiary, RDO Rental Co., of which the Company owns 80% of the outstanding stock. The acquisition was accounted for under the purchase method of accounting and the results of operations of RDO Rental Co. are included in the Company's results of operations beginning February 1, 1997.

    Effective March 3, 1997, the Company's wholly owned subsidiary RDO Mack Sales and Service, Inc. purchased certain assets of a Mack Truck dealership located in Fargo, North Dakota, for approximately $2.1 million cash. The acquisition was accounted for under the purchase method of accounting and the results of operations of RDO Mack Sales and Service, Inc. are included in the Company's operations beginning March 3, 1997.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                    THREE MONTHS ENDED APRIL 30
                                                    ---------------------------
                                                        1997           1996
                                                        ----           ----
Revenues
   Wholegoods sales                                     70.9%          77.5%
   Parts and service                                    26.3           21.8
   Rental                                                2.8            0.7
                                                       ------         ------
Total revenues                                         100.0%         100.0%

Gross profit                                            20.1%          17.2%
Selling, general and administrative expenses            14.6           12.1
                                                       ------         ------
Operating income                                         5.5            5.1
Interest expense, net                                    0.8            1.3
Provision for taxes                                      1.9            1.5
                                                       ------         ------
Net income                                               2.8%           2.3%
                                                       -------        -------
                                                       -------        -------


THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

REVENUES

    Revenues increased approximately $13.9 million, or 19.6%, from $70.9 million for the first three months of fiscal 1997 to $84.8 million for the first three months of fiscal 1998. Construction operations contributed approximately $9.3 million of this increase, with revenues increasing 21.3% to $53.0 million. Construction revenues increased approximately $11.1 million due to the Company's acquisitions since the first quarter of fiscal 1997. This increase was partially offset by a reduction in comparable store sales of wholegoods which were delayed by the late spring in the upper Midwest and the resulting delay in the construction season.

    Agricultural operations contributed the remaining increase in revenues of approximately $4.6 million, with revenues for the first three months of fiscal 1998 increasing 16.9% to $31.8 million. Agricultural revenues increased approximately $6.3 million due to the Company's acquisitions since the first quarter of fiscal 1997. This increase was partially offset by a reduction in comparable store sales of wholegoods which were delayed by the late spring and record floods in the upper Midwest and the resulting delay in the Red River Valley's planting season.

    Total wholegoods sales increased approximately $5.1 million, or 9.3%, from $55.0 million for the first three months of fiscal 1997 to $60.1 million for the first three months of fiscal 1998. Construction operations contributed approximately $2.2 million of this increase, with sales increasing 6.7% to $35.1 million. The Company's construction acquisitions since the first quarter of fiscal 1997 resulted in wholegoods sales of $6.5 million in the first quarter of fiscal 1998. Agricultural operations contributed the remaining increase of approximately $2.9 million, with sales increasing 13.1% to $25.0 million. The Company's agricultural acquisitions since the first quarter of fiscal 1997 resulted in wholegoods sales of $4.6 million in the first quarter of fiscal 1998. Due to the factors previously mentioned, the construction and planting seasons in the upper Midwest were delayed resulting in a delay in wholegoods
sales.   Therefore, the Company's acquisitions in the construction and agricultural divisions provided for the increase in wholegoods sales for the first three months of fiscal 1998 compared to the first three months of fiscal 1997.

    Parts and service revenues increased approximately $6.9 million, or 44.8%, from $15.4 million for the first three months of fiscal 1997 to $22.3 million for the first three months of fiscal 1998. Of this increase, $4.5 million was due to the Company's acquisitions since the first quarter of fiscal 1997. Parts and service revenues grew at a higher rate than wholegoods sales due to delayed wholegoods sales mentioned above. The Company also continues to add service bay facilities and personnel to its stores to expand its service capacity.

    Rental revenues of $2.4 million was generated in the first three months of fiscal 1998 compared to $0.5 million in the first three months of fiscal 1997. The Company's acquisition of a construction equipment rental company in the Southwest effective February 1, 1997 contributed approximately $1.8 million of the increase.

GROSS PROFIT

    Gross profit increased approximately $4.9 million, or 40.5% , from $12.1 million for the first three months of fiscal 1997 to $17.0 million for the first three months of fiscal 1998. Gross profit as a percentage of total revenues for the first three months of fiscal 1998 and 1997 was 20.1% and 17.2%, respectively. The Company's highest gross margins are derived from its parts and service revenues. Due to the extreme weather conditions discussed above, there was a change in the product mix as wholegoods sales grew at a lesser rate than did parts and service revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percent of total revenues increased from 12.1% for the first three months of fiscal 1997 to 14.6% for the first three months of fiscal 1998. Total selling, general and administrative expenses increased approximately $3.7 million, from $8.6 million for the first three months of fiscal 1997 to $12.3 million for the first three months of fiscal 1998. Approximately $2.7 million of the increase was due to the operations of the Company's acquisitions since the first quarter of fiscal 1997. These expenses, as a percentage of total revenues, increased primarily as a result of the aforementioned delay in wholegoods sales caused by adverse weather conditions. Parts and service, which incurs a greater level of expenses than do wholegoods sales, represented an increased portion of the Company's revenue mix due to the delay in wholegoods sales.

INTEREST EXPENSE

    Interest expense decreased approximately $0.3 million, or 23.1%, from $1.3 million for the first three months of fiscal 1997 to $1.0 million for the first three months of fiscal 1998. The decrease in interest expense was due to paying down floor plan payables with a portion of the proceeds from the Company's initial public offering in January 1997.

INCOME TAXES

    The provision for taxes as a percentage of pretax income was consistent between these two periods at an estimated rate of 40%. Until January 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. A pro forma income tax provision has been computed for the first three months of fiscal 1997 as if the Company were subject to corporate income taxes.

NET INCOME

    Net income increased approximately $0.8 million, or 50.0%, to $2.4 million, or $.18 per share, for the first three months of fiscal 1998, compared to pro forma $1.6 million, or pro forma $.17 per share, for the first three months of
fiscal 1997.   On a per share basis, the growth in net income was partially offset by the greater number of shares outstanding resulting from the Company's initial public offering in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit Services, Inc. (Deere Credit), Ag Capital, and commercial banks. In January 1997, the Company completed its initial public offering raising net proceeds of $68.3 million which was used to fund the distribution of accumulated S corporation dividends, repay notes issued in connection with acquisitions and pay down inventory floor plan financings. During the first quarter of fiscal 1998, the Company's 80% owned subsidiary, RDO Rental Co., entered into a new $40.0 million revolving credit agreement with Deutsche Financial Services for financing purchases of rental equipment.

    Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Deutsche Financial Services provides rental equipment financing using variable market rates of interest based on the prime rate.

    The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the first three months of fiscal 1998, the average interest rate was approximately 8.41% and for fiscal year 1997 was 8.25%. As of April 30, 1997, the Company had outstanding floor plan payables of approximately $86.1 million, of which $28.1 million was then interest bearing.

    During the first three months of fiscal 1998, operating activities generated cash of approximately $7.0 million. The cash generated from operations resulted primarily from net income and from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from operations were increases in trade receivables from customers and increases in the Company's inventories in preparation for seasonal increased sales levels for the next two fiscal quarters. The increase in cash from operating activities was offset by cash used to purchase net assets of dealerships of approximately $4.8 million and purchases of rental equipment of approximately $1.7 million.

    The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned capital expenditures for fiscal 1998.

SEASONALITY

    The Company generally experiences a higher volume of wholegoods sales in the second and third fiscal quarters of each fiscal year due to the crop growing season and winter weather conditions in the Midwest. Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which occurs during the Company's second and third fiscal quarters. As a result, sales of agricultural equipment generally are lower in the first and fourth fiscal quarters. Winter weather in the Midwest also limits construction to some degree and, therefore, also typically results in lower sales of construction equipment in the first and fourth fiscal quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

SAFE HARBOR STATEMENT

    This Report contains forward-looking statements that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 28, 1997, in the Company's Form 8-K dated April 28, 1997, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions and housing starts; the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes, including equipment manufacturers and retailers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; employee relations; interest and currency exchange rates; accounting standards; dependence upon Deere & Company; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; dependence upon key personnel; and other risks and uncertainties. Any forward-looking statement of the Company is based upon assumptions relating to these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not currently applicable to the Company.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

              The exhibits are listed in the Exhibit Index on page 13 of this Report.

         (b) REPORTS ON FORM 8-K.

              During the fiscal quarter ended April 30, 1997, the Company filed a Current Report on Form 8-K dated April 28, 1997 under Item 5 relating to a Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors.



                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RDO EQUIPMENT CO.
                                  (Registrant)

Date:  June 11, 1997              By:  /s/ Allan F. Knoll
                                       -------------------------------------
                                       Allan F. Knoll
                                       Chief Financial Officer and Secretary
                                       (principal financial officer)



                                    EXHIBIT INDEX

ITEM NO.      ITEM                                                     PAGE OF THIS REPORT
---------     ----                                                     -------------------
11            Statement re:  Computation of Per Share Earnings                14

27            Financial Data Schedule                                         15