Form 10-Q
period 1997-07-31
RDO EQUIPMENT CO
filed 1997-09-12
CIK 1023902

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                    FORM 10-Q



               [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended July 31, 1997

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

    The number of shares outstanding of Class A Common Stock of the registrant as of August 31, 1997: 5,721,508.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                            PART I - FINANCIAL INFORMATON

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
-------------------------------------------------------------------------------
                                         Three Months Ended        Six Months Ended
                                               July 31,                 July 31,
                                       ----------------------  ------------------------
                                          1997        1996         1997        1996
                                          ----        ----         ----        ----
Revenues:
  Wholegoods sales                     $  89,213   $  61,900   $  149,301  $  116,861
  Parts and service                       31,338      20,248       53,650      35,710
  Rental                                   3,719         739        6,117       1,202
                                        --------    --------    ---------   ---------
    Total revenues                       124,270      82,887      209,068     153,773
Cost of revenues                         100,695      67,951      168,454     126,669
                                        --------    --------    ---------   ---------
Gross profit                              23,575      14,936       40,614      27,104
Selling, general and
  administrative expenses                 15,796       9,928       28,134      18,523
                                        --------    --------    ---------   ---------
    Operating income                       7,779       5,008       12,480       8,581
Interest expense                          (1,636)     (1,347)      (2,595)     (2,607)
Interest income                              287         108          540         457
                                        --------    --------    ---------   ---------
  Income before income taxes
    and minority interest                  6,430       3,769       10,425       6,431
Provision for income taxes                (2,571)     (1,507)      (4,169)     (2,572)
Income before minority interest            3,859       2,262        6,256       3,859
Minority interest                            (43)        ---          (61)        ---
                                        --------    --------    ---------   ---------

Net income                             $   3,816   $   2,262   $    6,195  $    3,859
                                        --------    --------    ---------   ---------
                                        --------    --------    ---------   ---------

Net income per share                   $    0.29   $    0.24   $     0.47  $     0.41
                                        --------    --------    ---------   ---------
                                        --------    --------    ---------   ---------

Weighted average shares outstanding       13,298       9,429       13,264       9,429
                                        --------    --------    ---------   ---------
                                        --------    --------    ---------   ---------



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               RDO EQUIPMENT CO.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                            July 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                       1997          1997
----------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                $     128     $     459
  Accounts receivable (less allowance)                        42,169        24,982
  Receivables from affiliates                                  2,982           ---
  Inventories                                                169,366       130,955
  Prepaid expense                                                798           499
  Deferred income tax benefit                                    540           540
                                                           ---------     ---------
    Total current assets                                     215,983       157,435
Property and equipment, net                                   32,849        15,642
Other assets:
  Deposits                                                     1,644         1,360
  Goodwill and other, net of accumulated amortization         19,165         7,114
                                                           ---------     ---------

    Total Assets                                           $ 269,641     $ 181,551
                                                           ---------     ---------
                                                           ---------     ---------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               RDO EQUIPMENT CO.
                     CONDENSED CONSOLIDATED BALANCE SHEET


                                                            July 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                       1997          1997
----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Floor plan payables                                      $ 124,744     $  64,331
  Notes payable and current maturities of long-term debt
    Banks and others                                           5,088         4,933
    Affiliates                                                   677           651
  Accounts payable                                            10,525         5,153
  Accrued liabilities                                          9,467         5,652
  Customer advance deposits                                    1,666         3,141
  Dividends payable                                              734           830
                                                           ---------     ---------
    Total current liabilities                                152,901        84,691

Long-term debt, net of current maturities:
  Banks and others                                            16,963         3,522
  Affiliates                                                   4,885         5,303

Deferred income taxes                                            240           240
                                                           ---------     ---------
    Total liabilities                                        174,989        93,756

Minority interest                                                661           ---

Stockholders equity:
  Preferred Stock                                                ---           ---
  Common stocks-
    Class A                                                       57            57
    Class B                                                       75            75
  Additional paid-in-capital                                  84,447        84,447
  Retained earnings                                            9,412         3,216
                                                           ---------     ---------

    Total stockholders' equity                                93,991        87,795
                                                           ---------     ---------

    Total liabilities and stockholders' equity             $ 269,641     $ 181,551
                                                           ---------     ---------
                                                           ---------     ---------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               RDO EQUIPMENT CO.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           Six months ended July 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)          1997           1996
------------------------------------------------------------------------------------
Operating activities:
  Net income                                               $  6,195       $  6,431
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation and amortization                             2,565          1,136
    Minority interest                                            61            ---
    Change in operating assets and liabilities:
       Accounts receivable                                  (18,180)       (10,279)
       Inventories                                          (28,294)        (1,061)
       Prepaid expenses                                        (222)          (254)
       Deposits                                                (283)           (68)
       Floor plan payables                                   58,251          5,036
       Accounts payable and accrued liabilities               8,912          6,911
       Customer advance deposits                             (1,491)        (2,045)
                                                            -------        -------
         Net cash provided by operating activities           27,514          5,807

Investing activities:
  Net purchases of rental equipment                          (4,537)          (584)
  Net purchase of property and equipment                     (1,005)          (523)
  Purchase of net assets of dealerships                     (24,983)        (8,400)
  Other, net                                                    114             34
                                                            -------        -------

         Net cash used for investing activities             (30,411)        (9,473)

Financing activities:
  Proceeds from issuance of long-term debt                    5,396            ---
  Payments on long-term debt                                 (1,529)        (1,297)
  Payment of dividends                                          (96)        (1,756)
  Net payments of bank lines and short-term notes payable    (1,205)         6,420
                                                            -------        -------

         Net cash provided by financing activities            2,566          3,367
                                                            -------        -------

Decrease in cash                                               (331)          (299)

Cash and cash equivalents, beginning of period                  459            787
                                                            -------        -------

Cash and cash equivalents, ending of period                $    128       $    488
                                                            -------        -------
                                                            -------        -------

Supplemental disclosures:
  Cash payments for interest                               $  2,236       $  2,530
                                                            -------        -------
                                                            -------        -------

  Cash payments for income taxes                           $  2,759       $    ---
                                                            -------        -------
                                                            -------        -------

  Noncash investing and financing activities:
    Increase in assets related to acquisitions of
      dealerships through issuance and assumption of debt  $ 13,594       $  8,108
                                                            -------        -------
                                                            -------        -------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PREPARATION:

     The condensed consolidated financial statements for the three and six months ended July 31, 1997 and July 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  BUSINESS COMBINATIONS:

     Effective February 1, 1997, the Company purchased certain assets and assumed certain liabilities of Sun Valley Equipment Corp., a construction equipment rental company with five stores located in Cottonwood, Flagstaff, Bullhead City, Prescott, and Kingman, Arizona. Total assets purchased were $11.5 million which were offset by assumed liabilities of $8.8 million resulting in net cash paid of approximately $2.7 million. The Company assigned these assets and liabilities to a newly formed subsidiary, RDO Rental Co., of which the Company owns 80% of the outstanding stock. The purchase agreement also calls for future contingent consideration of up to $1.0 million in the event certain performance criteria are met over a five-year period. The Company anticipates accounting for the contingent consideration paid, if any, as compensation expense. The acquisition has been accounted for under the purchase method of accounting and resulted in goodwill which is being amortized over 30 years.

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

     Effective May 1, 1997, the Company purchased certain assets and assumed certain liabilities of Imperial Machinery, a division of Empire Southwest. Imperial Machinery is a full-service agricultural equipment dealership with four locations in Yuma, Ehrenberg, and Wellton, Arizona, and Imperial, California. Total assets purchased were $7.9 million which were offset by assumed liabilities of $1.1 million resulting in net cash paid of approximately $6.8 million. The acquisition has been accounted for under the purchase method of accounting and resulted in goodwill which is being amortized over 30 years. The Company also acquired certain new equipment and parts inventory from Deere & Company (Deere) to stock these locations of approximately $6.3 million which was financed through Deere floor plan arrangements.

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

     Effective June 1, 1997, the Company purchased certain assets and assumed certain liabilities of Bergstedt Implement, Inc., a full service Deere agricultural equipment dealership located in Hazen, North Dakota. Total assets purchased were $0.6 million which were offset by assumed liabilities of $0.1 million resulting in net cash paid of approximately $0.5 million.
The acquisition has been accounted for under the purchase method of accounting. The Company also acquired certain new equipment and parts inventory from Deere to stock the dealership of approximately $0.4 million which was financed through Deere floor plan arrangements.

     Results of operations for the above acquisitions plus acquisitions made after the first quarter of fiscal 1997, Mega Equipment Company on July 1, 1996 and Liberty Agricultural, Inc. on October 1, 1996, have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three and six months ended July 31, 1997 and 1996, give effect to all of the above mentioned acquisitions as if they were completed at the beginning of fiscal 1997 (February 1, 1996). The weighted average shares outstanding for the three and six months ended July 31, 1997 include the 4.83 million shares from the Company's initial public offering in January 1997. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):


                                       Three Months Ended July 31,   Six Months Ended July 31,
                                       ---------------------------   -------------------------
                                           1997         1996             1997        1996
                                           ----         ----             ----        ----
Revenues                                 $125,835     $111,263         $226,612    $210,600
Net income                               $  3,865     $  3,244         $  6,566    $  5,168
Weighted average shares outstanding        13,298        9,429           13,264       9,429
Net income per common and common
  share equivalent shares                $    .30     $    .35         $    .50    $    .55
                                         --------     --------         --------    --------
                                         --------     --------         --------    --------


3.  INVENTORIES:

     All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment and parts inventory. The specific identification method is used to determine cost for used equipment.

Inventories consisted of the following at (in thousands):


                                        July 31,  January 31,
                                           1997         1997
New equipment                          $104,126     $ 75,233
Used equipment                           41,201       40,094
Parts and other                          24,039       15,628
                                       --------     --------
                                       $169,366     $130,955
                                       --------     --------
                                       --------     --------

4.  NEW FINANCING ARRANGEMENTS:

     In April of 1997, the Company's 80% owned subsidiary, RDO Rental Co., entered into a $40.0 million revolving credit agreement with Deutsche Financial Services to finance purchases of rental equipment. The credit agreement provides for variable interest based on .5% below the prime rate. As of July 31, 1997 the Company had advances relating to this credit agreement of approximately $12.8 million.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 at the end of fiscal 1998 at which time all prior year EPS are to be restated in accordance with SFAS 128. If the Company had adopted the pronouncement in the second quarter of fiscal 1998, there would have been no effect on the reported earnings per share.

6.  INCOME TAXES:

     Prior to January 20, 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. A pro forma income tax provision has been computed for the three and six months ended July 31, 1996 as if the Company were subject to corporate income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The results of operations of the following acquisitions made after the first quarter of fiscal 1997 have been included with the Company's results of operations only for the periods specified:

     Effective July 1, 1996, the Company purchased certain assets and assumed certain liabilities of a Deere construction equipment dealership in north central Texas, with three stores located in the Dallas-Fort Worth and Waco, Texas metropolitan areas with a Deere area of responsibility covering the 35 surrounding counties. Total assets purchased were $9.2 million which were offset by assumed liabilities of $0.8 million resulting in net cash paid of approximately $8.4 million, which was financed through a note payable to Ag Capital Company (Ag Capital). The note payable was repaid out of the net proceeds of the Company's initial public offering in January 1997 (Offering). The acquisition was accounted for under the purchase method of accounting and the results of operations of the north central Texas stores are included in the Company's results of operations beginning July 1, 1996. The Company also acquired certain new equipment and parts inventory from Deere & Company (Deere) to stock these locations of approximately $7.7 million which was financed through Deere floor plan arrangements.

     Effective October 1, 1996, the Company purchased certain assets and assumed certain liabilities of a Deere agricultural equipment dealership with two stores located in Pasco and Sunnyside, Washington. Total assets purchased were $4.9 million which were offset by assumed liabilities of $2.2 million resulting in net cash paid of approximately $2.7 million, which was financed in part by a $1.0 million note payable to the seller, with the remainder financed through a note payable to Ag Capital. The Ag Capital note payable was repaid out of the net proceeds of the Offering. This acquisition was accounted for under the purchase method of accounting and the results of operations of the Washington stores are included in the Company's results of operations beginning October 1, 1996. The Company also acquired certain new equipment and parts inventory from Deere to stock these locations of approximately $3.5 million which was financed through Deere floor plan arrangements.

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

     Effective May 1, 1997, the Company purchased certain assets and assumed certain liabilities of a Deere agricultural equipment dealership with four stores located in Yuma, Ehrenberg, and Wellton, Arizona, and Imperial, California. Total assets purchased were $7.9 million which were offset by assumed liabilities of $1.1 million resulting in net cash paid of approximately $6.8 million. The acquisition was accounted for under the purchase method of accounting and the results of operations of the southwest agricultural stores are included in the Company's results of operations beginning May 1, 1997. The Company also acquired certain new equipment and parts inventory from Deere to stock these locations of approximately $6.3 million which was financed through Deere floor plan arrangements.

     Effective June 1, 1997, the Company purchased certain assets and assumed certain liabilities of a Deere construction equipment dealership in south central Texas, with three stores located in Austin, Laredo, and San Antonio, Texas. Total assets purchased were $13.4 million which were offset by assumed liabilities of $0.6 million resulting in net cash paid of approximately $12.8 million. The acquisition was accounted for under the purchase method of accounting and the results of operations of the south central Texas stores are included in the Company's results of operations beginning June 1, 1997. The Company also acquired certain new equipment and parts inventory from Deere to stock these locations of approximately $4.2 million which was financed through Deere floor plan arrangements.

     Effective June 1, 1997, the Company purchased certain assets and assumed certain liabilities of a Deere agricultural equipment dealership with one store located in Hazen, North Dakota. Total assets purchased were $0.6 million which were offset by assumed liabilities of $0.1 million resulting in net cash paid of approximately $0.5 million. The acquisition was accounted for under the purchase method of accounting and the results of operations of the Hazen store are included in the Company's results of operations beginning June 1, 1997. The Company also acquired certain new equipment and parts inventory from Deere to stock these locations of approximately $0.4 million which was financed through Deere floor plan arrangements.

     During the second quarter of fiscal 1998, the Company purchased the operating assets of a Valmont irrigation system dealership in Central North Dakota for approximately $0.2 million. The operations of the Valmont irrigation system dealership are being consolidated into the Company's existing store in Bismarck, North Dakota.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:


                                       Three Months Ended July 31,   Six Months Ended July 31,
                                       ---------------------------   -------------------------
                                           1997         1996             1997        1996
                                           ----         ----             ----        ----
Revenues
  Wholegoods sales                        71.8%          74.7%          71.4%         76.0%
  Parts and service                       25.2           24.4           25.7          23.2
  Rental                                   3.0            0.9            2.9           0.8
                                         -----          -----          -----         -----
Total revenues                           100.0          100.0          100.0         100.0

Gross profit                              19.0%          18.0%          19.4%         17.6%
Selling, general and
  administrative expenses                 12.7           12.0           13.5          12.0
                                         -----          -----          -----         -----
Operating income                           6.3            6.0            5.9           5.6
Interest expense, net                      1.1            1.5            1.0           1.4
Provision for taxes                        2.1            1.8            2.0           1.7
                                         -----          -----          -----         -----
Net income                                 3.1%           2.7%           2.9%          2.5%
                                         -----          -----          -----         -----
                                         -----          -----          -----         -----



THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

REVENUES

     Revenues increased approximately $41.4 million, or 49.9%, from $82.9 million for the second quarter of fiscal 1997 to $124.3 million for the second quarter of fiscal 1998. Construction operations contributed approximately $21.7 million of this increase, with revenues increasing 42.6% to $72.6 million for the second quarter of fiscal 1998. Construction revenues increased approximately $15.9 million due to the Company's acquisitions discussed above. Agricultural operations contributed the remaining increase in revenues of approximately $19.7 million, with revenues for the second quarter of fiscal 1998 increasing 61.6% to $51.7 million. Agricultural revenues increased approximately $12.0 million due to the Company's acquisitions discussed above.

     Total wholegoods sales increased approximately $27.3 million, or 44.1%, from $61.9 million for the second quarter of fiscal 1997 to $89.2 million for the second quarter of fiscal 1998. Construction operations contributed approximately $14.0 million of this increase, with sales increasing 37.8% to $51.0 million. Of this increase, $9.4 million was due to the Company's acquisitions. Agricultural operations contributed the remaining increase of approximately $13.3 million, with sales increasing 53.4% to $38.2 million. Of this increase, $6.0 million was due to the Company's acquisitions.
Comparable store sales, therefore, accounted for $11.9 million of this overall increase which was primarily due to the Midwest rebounding from the severe winter weather and spring flooding that delayed first quarter wholegoods sales.

     Parts and service revenues increased approximately $11.1 million, or 55.0%, from $20.2 million for the second quarter of fiscal 1997 to $31.3 million for the second quarter of fiscal 1998. Of this increase, $9.4 million was due to the Company's acquisitions. The Company's acquisitions were a primary factor in parts and service revenues growing at a higher rate than wholegoods sales. Parts and service revenues from acquisitions have provided for a greater portion of the revenue mix compared to the

Company's historical revenue mix. The Company also continues to add service bay facilities and personnel to its stores to expand its service capacity.

     Rental revenues of $3.7 million were generated in the second quarter of fiscal 1998 compared to $0.7 million in the second quarter of fiscal 1997. The Company's acquisitions contributed approximately $3.1 million of the total rental revenues.

GROSS PROFIT

     Gross profit increased approximately $8.6 million, or 58.4%, from $14.9 million for the second quarter of fiscal 1997 to $23.6 million for the second quarter of fiscal 1998. Gross profit as a percentage of total revenues for the second quarter of fiscal 1998 and 1997 was 19.0% and 18.0%, respectively. The Company's highest gross margins are derived from its parts and service revenues. The increase in gross margin as a percent of total revenues is primarily due to parts and service revenues representing an increased portion of the revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percent of total revenues increased from 12.0% for the second quarter of fiscal 1997 to 12.7% for the second quarter of fiscal 1998. Total selling, general and administrative expenses increased approximately $5.9 million, from $9.9 million for the second quarter of fiscal 1997 to $15.8 million for the second quarter of fiscal 1998. Approximately $4.2 million of the increase was due to the operations of the Company's acquisitions. These expenses, as a percentage of total revenues, increased primarily as a result of the parts and service revenues representing an increased portion of the Company's revenue mix. Selling, general and administrative expenses as a percentage of revenues is greater for parts and service revenues than for wholegoods sales.

INTEREST EXPENSE

     Interest expense increased approximately $0.3 million, or 23.1%, from $1.3 million for the second quarter of fiscal 1997 to $1.6 million for the second quarter of fiscal 1998. The increase was due primarily to the increase in floor plan financing associated with the inventories and assets of the Company's acquisitions.

INCOME TAXES

     The provision for taxes as a percentage of pretax income was consistent between these two periods at an estimated rate of 40%. During the second quarter of fiscal 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. Therefore, a pro forma income tax provision has been computed as if the Company were subject to corporate income taxes.

NET INCOME

     Net income increased approximately $1.5 million, or 68.7%, to $3.8 million, or $.29 per share, for the second quarter of fiscal 1998, compared to pro forma $2.3 million, or pro forma $.24 per share, for the second
quarter of fiscal 1997.   On a per share basis, the growth in net income was
partially offset by the greater number of shares outstanding resulting from the Company's initial public offering in January 1997.

SIX MONTHS ENDED JULY 31, 1997 COMPARED TO SIX MONTHS ENDED JULY 31, 1996

REVENUES

     Revenues increased approximately $55.3 million, or 36.0%, from $153.8 million for the first six months of fiscal 1997 to $209.1 million for the first six months of fiscal 1998. Construction operations contributed approximately $30.9 million of this increase, with revenues increasing 32.6% to $125.6 million for the first six months of fiscal 1998. Construction revenues increased approximately $27.0 million due to the Company's acquisitions discussed above. Agricultural operations contributed the remaining increase in revenues of approximately $24.4 million, with revenues for the first six months of fiscal 1998 increasing 41.3% to $83.5 million. Agricultural revenues increased approximately $18.3 million due to the Company's acquisitions discussed above.

     Total wholegoods sales increased approximately $32.4 million, or 27.7%, from $116.9 million for the first six months of fiscal 1997 to $149.3 million for the first six months of fiscal 1998. Construction operations contributed approximately $16.2 million of this increase, with sales increasing 23.1% to $86.2 million. Of this increase, $16.0 million was due to the Company's acquisitions. Agricultural operations contributed the remaining increase of approximately $16.2 million, with sales increasing 34.5% to $63.1 million. Of this increase, $10.6 million was due to the Company's acquisitions.

     Parts and service revenues increased approximately $17.9 million, or 50.1%, from $35.7 million for the first six months of fiscal 1997 to $53.6 million for the first six months of fiscal 1998. Of this increase, $13.9 million was due to the Company's acquisitions. The Company's acquisitions were a primary factor in parts and service revenues growing at a higher rate than wholegoods sales. Parts and service revenues from acquisitions have provided for a greater portion of the revenue mix compared to the Company's historical revenue mix. The Company also continues to add service bay facilities and personnel to its stores to expand its service capacity.

     Rental revenues of $6.1 million were generated in the first six months of fiscal 1998 compared to $1.2 million in the first six months of fiscal 1997. The Company's acquisitions contributed approximately $4.9 million of the total rental revenues.

GROSS PROFIT

     Gross profit increased approximately $13.5 million, or 49.8%, from $27.1 million for the first six months of fiscal 1997 to $40.6 million for the first six months of fiscal 1998. Gross profit as a percentage of total revenues for the second quarter of fiscal 1998 and 1997 was 19.4% and 17.6%, respectively. The Company's highest gross margins are derived from its parts and service revenues. The increase in gross margin as a percent of total revenues is primarily due to parts and service revenues representing an increased portion of the revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses as a percent of total revenues increased from 12.0% for the first six months of fiscal 1997 to 13.5% for the first six months of fiscal 1998. Total selling, general and administrative expenses increased approximately $9.6 million, from $18.5 million for the first six months of fiscal 1997 to $28.1 million for the first six months of fiscal 1998. Approximately $6.9 million of the increase was due to the operations of the Company's acquisitions. These expenses, as a percentage of total revenues, increased primarily as a result of the parts and service revenues representing an increased portion of the Company's revenue mix. Selling, general and administrative expenses as a percentage of revenues is greater for parts and service revenues than for wholegoods sales.

INTEREST EXPENSE

     Interest expense was $2.6 million for the first six months of fiscal 1998 and 1997. Interest expense did not change from last year due to the timing of paying down floor plan financing with a portion of the proceeds from the Company's initial public offering in January 1997 and the subsequent increase in floor plan financing during the second quarter of fiscal 1998 that was associated with the inventories and assets of the Company's acquisitions.

INCOME TAXES

     The provision for taxes as a percentage of pretax income was consistent between these two periods at an estimated rate of 40%. During the first six months of fiscal 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. Therefore, a pro forma income tax provision has been computed as if the Company were subject to corporate income taxes.

NET INCOME

     Net income increased approximately $2.3 million, or 60.5%, to $6.2 million, or $.47 per share, for the first six months of fiscal 1998, compared to pro forma $3.9 million, or pro forma $.41 per share, for the first six
months of fiscal 1997.   On a per share basis, the growth in net income was
partially offset by the greater number of shares outstanding resulting from the Company's initial public offering in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit Services, Inc. (Deere Credit), Ag Capital, and commercial banks.
 In January 1997, the Company completed its initial public offering raising net proceeds of $68.3 million which was used to fund the distribution of accumulated S corporation dividends, repay notes issued in connection with acquisitions and pay down inventory floor plan financing. During the first quarter of fiscal 1998, the Company's 80% owned subsidiary, RDO Rental Co., entered into a $40.0 million revolving credit agreement with Deutsche Financial Services for financing purchases of rental equipment.

     Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Deutsche Financial Services provides rental equipment financing using variable market rates of interest based on the prime rate.

     The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the six months of fiscal 1998, the average interest rate was approximately 8.42% and for fiscal year 1997 was 8.25%. The increase in the average interest rate from fiscal 1997 was primarily due to the increase in the Prime Rate from 8.25% to 8.50% effective March 26, 1997. As of July 31, 1997, the Company had outstanding floor plan payables of approximately $124.7 million, of which $58.3 million was then interest bearing.

     During the first six months of fiscal 1998, operating activities generated cash of approximately $27.5 million. The cash generated from operations resulted primarily from net income and from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from these operating activities were increases in trade receivables from customers and increases in the Company's inventories in preparation for seasonal increased sales levels for the second and third fiscal quarters and to stock current year dealership acquisitions.

     Cash used for investing activities during the first six months of fiscal 1998 was $30.4 million, which was primarily due to dealership acquisitions and purchases of rental equipment.

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

                         PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS.

               The exhibits are listed in the Exhibit Index on page 15 of this Report.

         (B) REPORTS ON FORM 8-K.

               None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date:  September 11, 1997              By: /s/ Allan F. Knoll
                                           -------------------------------------
                                           Allan F. Knoll
                                           Chief Financial Officer and Secretary
                                           (principal financial officer)



                                EXHIBIT INDEX

ITEM NO.   ITEM                                             PAGE OF THIS REPORT
11         Statement re:  Computation of Per Share Earnings          16

27         Financial Data Schedule                                   17
