Form 10-Q
period 1997-10-31
RDO EQUIPMENT CO
filed 1997-12-12
CIK 1023902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
0
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    The number of shares outstanding of Class A Common Stock of the registrant as of November 30, 1997: 5,731,008.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Nine Months Ended
                                                             October 31,                        October 31,
                                                     -------------------------------    ------------------------------
                                                        1997              1996             1997              1996
                                                        ----              ----             ----              ----
Revenues:
        Wholegoods sales                              $   73,935       $    53,175       $  223,236        $  170,036
        Parts and service                                 33,239            21,612           86,889            57,322
        Rental                                             4,327               700           10,444             1,902
                                                    -------------     -------------    -------------     -------------
                Total revenues                           111,501            75,487          320,569           229,260
Cost of revenues                                          86,652            59,782          255,106           186,451
                                                    -------------     -------------    -------------     -------------
Gross profit                                              24,849            15,705           65,463            42,809
Selling, general and
    administrative expenses                               15,827            10,969           43,961            29,492
                                                    -------------     -------------    -------------     -------------
        Operating income                                   9,022             4,736           21,502            13,317
Interest expense                                         (2,017)           (1,509)          (4,612)           (4,116)
Interest income                                              390               176              930               633
                                                    -------------     -------------    -------------     -------------
        Income before income taxes
        and minority interest                              7,395             3,403           17,820             9,834
Provision for income taxes                               (2,959)           (1,362)          (7,128)           (3,934)
                                                    -------------     -------------    -------------     -------------
Income before minority interest                            4,436             2,041           10,692             5,900
Minority interest                                           (39)               ---            (100)               ---
                                                    -------------     -------------    -------------     -------------

Net income                                           $     4,397       $     2,041      $    10,592        $     5,900
                                                    =============     =============    =============     =============

Net income per share                                 $      0.33       $      0.22      $      0.80        $     0.63
                                                    =============     =============    =============     =============

Weighted average shares outstanding                       13,355             9,409           13,293             9,414
                                                    =============     =============    =============     =============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                              RDO EQUIPMENT CO.
                                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                               October 31,          January 31,
(IN THOUSANDS)(UNAUDITED)                                                            1997                 1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                              $      100         $        459
        Accounts receivable (less allowance)                                       42,830               24,982
        Receivables from affiliates                                                 1,395                  ---
        Inventories                                                               200,420              130,955
        Prepaid expense                                                               551                  499
        Deferred income tax benefit                                                   540                  540
                                                                            --------------       --------------
                Total current assets                                              245,836              157,435

Property and equipment, net                                                        35,093               15,642
Other assets:
        Deposits                                                                    1,699                1,360
        Goodwill and other, net of accumulated amortization                        19,046                7,114
                                                                            --------------       --------------

                Total Assets                                                   $  301,674         $    181,551
                                                                            ==============       ==============

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                              RDO EQUIPMENT CO.
                                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 October 31,       January 31,
(IN THOUSANDS)(UNAUDITED)                                                               1997              1997
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Floor plan payables                                                     $    145,635       $    64,331
        Notes payable and current maturities of long-term debt:
                Banks and others                                                       6,788             4,933
                Affiliates                                                               690               651
        Accounts payable                                                              12,308             5,153
        Accrued liabilities                                                           10,311             5,652
        Customer advance deposits                                                      2,272             3,141
        Dividends payable                                                                734               830
                                                                              ---------------    --------------
                Total current liabilities                                            178,738            84,691

Long-term debt, net of current maturities:
        Banks and others                                                              18,908             3,522
        Affiliates                                                                     4,677             5,303

Deferred income taxes                                                                    240               240
                                                                              ---------------    --------------
                Total liabilities                                                    202,563            93,756

Minority interest                                                                        700               ---

Stockholders equity:
        Preferred stock                                                                  ---               ---
        Common stocks-
                Class A                                                                   57                57
                Class B                                                                   75                75
        Additional paid-in-capital                                                    84,471            84,447
        Retained earnings                                                             13,808             3,216
                                                                              ---------------    --------------
                Total stockholders' equity                                            98,411            87,795
                                                                              ---------------    --------------
                Total liabilities and stockholders' equity                      $    301,674      $    181,551
                                                                              ===============    ==============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           Nine Months Ended October 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)                                          1997                 1996
------------------------------------------------------------------------------------------------------------------------
Operating activities:
        Net income                                                                     $    10,592           $    9,834
        Adjustments to reconcile net income to net
          cash provided by (used in) operating activities
                Depreciation and amortization                                                3,883                1,930
                Minority interest                                                              100                  ---
                Change in operating assets and liabilities:
                       Accounts receivable                                                (17,254)             (10,257)
                       Inventories                                                        (53,902)                4,259
                       Prepaid expenses                                                         24                    2
                       Deposits                                                              (338)                  146
                       Floor plan payables                                                  79,142                (912)
                       Accounts payable and accrued liabilities                             11,539                3,586
                       Customer advance deposits                                             (885)              (2,597)
                                                                                      -------------       --------------
                               Net cash provided by operating activities                    32,901                5,991
                                                                                      -------------       --------------

Investing activities:
        Net purchases of rental equipment                                                 (11,793)              (1,867)
        Net purchase of property and equipment                                             (2,578)              (1,315)
        Purchase of net assets of dealerships                                             (24,983)             (10,100)
        Other, net                                                                              54                (860)
                                                                                      -------------       --------------
                               Net cash used for investing activities                     (39,300)             (14,142)
                                                                                      -------------       --------------

Financing activities:
        Proceeds from issuance of long-term debt                                            12,926                3,397
        Payments on long-term debt                                                         (7,284)              (1,383)
        Proceeds from issuance of common stock                                                  24                  ---
        Purchase of common stock                                                               ---                 (68)
        Payment of dividends                                                                  (96)              (7,520)
        Net payments of bank lines and short-term notes payable                                470               12,956
                                                                                      -------------       --------------
                               Net cash provided by financing activities                     6,040                7,382
                                                                                      -------------       --------------

Decrease in cash                                                                             (359)                (769)

Cash and cash equivalents, beginning of period                                                 459                  787
                                                                                      -------------       --------------

Cash and cash equivalents, ending of period                                            $       100           $       18
                                                                                      =============       ==============

Supplemental disclosures:
        Cash payments for interest                                                      $    4,059           $    4,015
                                                                                      =============        =============
        Cash payments for income taxes                                                  $    5,557           $      ---
                                                                                      =============        =============
        Noncash investing and financing activities:
                Increase in assets related to acquisitions of dealerships through
                       issuance and assumption of debt                                  $   13,594          $    11,325
                                                                                      =============        =============
                Dividends declared, accrued and unpaid                                  $      ---          $     2,262
                                                                                      =============        =============



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and nine months ended October 31, 1997 and October 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997. The results of operations for the three and nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Effective June 1, 1997, the Company purchased certain assets and assumed certain liabilities of Bergstedt Implement, Inc. a full service Deere agricultural equipment dealership located in Hazen, North Dakota. Total assets purchased were $0.6 million which were offset by assumed liabilities of $0.1 million resulting in net cash paid of approximately $0.5 million. The acquisition has been accounted for under the purchase method of accounting. The Company also acquired certain new equipment and parts inventory from Deere to stock the dealership of approximately $0.4 million which was financed through Deere floor plan arrangements.

         Results of operations for the above acquisitions plus acquisitions in fiscal 1997, Mega Equipment Company on July 1, 1996 and Liberty Agricultural, Inc. on October 1, 1996, have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three and nine months ended October 31, 1997 and 1996, give effect to all of the above mentioned acquisitions as if they were completed at the beginning of fiscal 1997. The weighted average shares outstanding for the three and nine months ended October 31, 1997 include the 4.83 million shares from the Company's initial public offering in January 1997. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                      Three Months Ended October 31,          Nine Months Ended October 31,
                                      ------------------------------          -----------------------------
                                                1997         1996                  1997           1996
                                                ----         ----                  ----           ----

Revenues                                    $  111,501     $ 96,532            $ 338,113        $  307,132
Net income                                  $    4,397     $  2,143            $  10,963        $    7,311
Weighted average shares outstanding             13,355        9,409               13,293             9,414
Net income per common and
          common share equivalent shares    $      .33     $    .23            $     .83        $      .78


3.  INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment and parts inventory. The specific identification method is used to determine cost for used equipment.

Inventories consisted of the following at (in thousands):

                                           October 31,      January 31,
                                                1997              1997
                                                ----              ----
New equipment                                 $138,204          $75,233
Used equipment                                  37,267           40,094
Parts and other                                 24,949           15,628
                                              --------         --------
                                              $200,420         $130,955
                                              ========         ========

4.  NEW FINANCING ARRANGEMENTS:

         In April of 1997, the Company's 80% owned subsidiary, RDO Rental Co., entered into a $40.0 million revolving credit agreement with Deutsche Financial Services to finance purchases of rental equipment. The credit agreement provides for variable interest based on the prime rate minus 0.50%. As of October 31, 1997 the Company had advances relating to this credit agreement of approximately $19.2 million. Subsequent to the third quarter, the Company entered into a $30.0 million revolving credit agreement with NationsBank for financing inventory and rental fleets. The credit agreement provides for variable interest based on LIBOR plus 1.75%.

5.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 at the end of fiscal 1998 at which time all prior year EPS are to be restated in accordance with SFAS 128. If the Company had adopted the pronouncement in the third quarter of fiscal 1998, there would have been no material effect on the reported earnings per share.

6.    INCOME TAXES:

         Prior to January 20, 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. A pro forma income tax provision has been computed for the three and nine months ended October 31, 1996 as if the Company were subject to corporate income taxes.

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

         Effective February 1, 1997, the Company purchased certain assets and assumed certain liabilities of a construction equipment rental company with 5 stores located in Cottonwood, Flagstaff, Bullhead City, Prescott and Kingman, Arizona. Total assets purchased were $11.5 million which were offset by assumed liabilities of $8.8 million resulting in net cash paid of approximately $2.7 million. The Company assigned these assets to a newly formed subsidiary, RDO Rental Co., of which the Company owns 80% of the outstanding stock. The acquisition was accounted for under the purchase method of accounting and the results of operations of RDO Rental Co. are included in the Company's results of operations beginning February 1, 1997.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                         Three Months Ended October 31,         Nine Months Ended October 31,
                                         ------------------------------         -----------------------------
                                                  1997             1996                1997               1996
                                                  ----             ----                ----               ----

Revenues
     Wholegoods sales                            66.3%             70.4%              69.6%              74.2%
     Parts and service                           29.8              28.6               27.1               25.0
     Rental                                       3.9               1.0                3.3                0.8
                                               ------           -------            -------            -------
Total revenues                                  100.0             100.0              100.0              100.0
Gross profit                                     22.3%             20.8%              20.4%              18.7%
Selling, general and
     administrative expenses                     14.2              14.5               13.7               12.9
                                               ------           -------            -------            -------
Operating income                                  8.1               6.3                6.7                5.8
Interest expense, net                             1.5               1.8                1.2                1.5
Provision for taxes                               2.7               1.8                2.2                1.7
                                              -------          --------           --------           --------
Net income                                        3.9%              2.7%               3.3%               2.6%
                                              =======          ========           ========           ========


THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

REVENUES

         Revenues increased approximately $36.0 million, or 47.7%, from $75.5 million for the third quarter of fiscal 1997 to $111.5 million for the third quarter of fiscal 1998. Construction operations contributed approximately $20.6 million of this increase, with revenues increasing 41.6% to $70.1 million for the third quarter of fiscal 1998. Construction revenues increased approximately $13.5 million due to the Company's acquisitions discussed above. Agricultural operations contributed the remaining increase in revenues of approximately $15.4 million, with revenues for the third quarter of fiscal 1998 increasing 59.2% to $41.4 million. Agricultural revenues increased approximately $12.6 million due to the Company's acquisitions discussed above.

         Total wholegoods sales increased approximately $20.7 million, or 38.9%, from $53.2 million for the third quarter of fiscal 1997 to $73.9 million for the third quarter of fiscal 1998. Construction operations contributed approximately $12.5 million of this increase, with sales increasing 36.0% to $47.2 million. Of this increase, $6.4 million was due to the Company's acquisitions. Agricultural operations contributed the remaining increase of approximately $8.2 million, with sales increasing 44.3% to $26.7 million. The majority of this increase, $7.3 million, was due to the Company's acquisitions. In many areas of the Company's Midwestern agricultural operations, the severe winter and spring flooding were followed by extremely variable weather conditions resulting in poor small grain crop production, significantly affecting the planning and buying patterns of the Company's customers.

         Parts and service revenues increased approximately $11.6 million, or 53.7%, from $21.6 million for the third quarter of fiscal 1997 to $33.2 million for the third quarter of fiscal 1998. Of this increase, $8.1 million was due to the Company's acquisitions. The Company's acquisitions were a primary factor in parts and service revenues growing at a higher rate than wholegoods sales. Parts and service revenues from acquisitions have provided for a greater portion of the revenue mix compared to the Company's historical revenue mix. The Company also continues to add service bay facilities and personnel to its stores to expand its service capacity.

         Rental revenues of $4.3 million were generated in the third quarter of fiscal 1998 compared to $0.7 million in the third quarter of fiscal 1997. The Company's acquisitions contributed approximately $3.6 million of the total rental revenues.

GROSS PROFIT

         Gross profit increased approximately $9.1 million, or 57.9%, from $15.7 million for the third quarter of fiscal 1997 to $24.8 million for the third quarter of fiscal 1998. Gross profit as a percentage of total revenues for the third quarter of fiscal 1998 and 1997 was 22.3% and 20.8%, respectively. The Company's highest gross margins are derived from its parts and service and rental revenues. The increase in gross margin as a percent of total revenues is primarily due to parts and service and rental revenues representing an increased portion of the revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percent of total revenues decreased from 14.5% for the third quarter of fiscal 1997 to 14.2% for the third quarter of fiscal 1998. Total selling, general and administrative expenses increased approximately $4.8 million, from $11.0 million for the third quarter of fiscal 1997 to $15.8 million for the third quarter of fiscal 1998. Approximately $4.0 million of the increase was due to the operations of the Company's acquisitions.

INTEREST EXPENSE

         Interest expense increased approximately $0.5 million, or 33.3%, from $1.5 million for the third quarter of fiscal 1997 to $2.0 million for the third quarter of fiscal 1998. The increase was due primarily to the increase in floor plan financing associated with the inventories and assets of the Company's acquisitions.

INCOME TAXES

         The provision for taxes as a percentage of pretax income was consistent between these two periods at an estimated rate of 40%. During the third quarter of fiscal 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. Therefore, a pro forma income tax provision has been computed as if the Company were subject to corporate income taxes.

NET INCOME

         Net income increased approximately $2.4 million, or 115.4%, to $4.4 million, or $0.33 per share, for the third quarter of fiscal 1998, compared to pro forma $2.0 million, or pro forma $0.22 per share, for the third quarter of fiscal 1997. On a per share basis, the growth in net income was partially offset by the greater number of shares outstanding resulting from the Company's initial public offering in January 1997.

NINE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO NINE MONTHS ENDED
OCTOBER 31, 1996

REVENUES

         Revenues increased approximately $91.3 million, or 39.8%, from $229.3 million for the first nine months of fiscal 1997 to $320.6 million for the first nine months of fiscal 1998. Construction operations contributed approximately $51.5 million of this increase, with revenues increasing 35.7% to $195.7 million for the first nine months of fiscal 1998. Construction revenues increased approximately $40.4 million due to the Company's acquisitions discussed above. Agricultural operations contributed the remaining increase in revenues of approximately $39.8 million, with revenues for the first nine months of fiscal 1998 increasing 46.8% to $124.9 million. Agricultural revenues increased approximately $30.9 million due to the acquisitions discussed above.

         Total wholegoods sales increased approximately $53.2 million, or 31.3%, from $170.0 million for the first nine months of fiscal 1997 to $223.2 million for the first nine months of fiscal 1998. Construction operations contributed approximately $28.7 million of this increase, with sales increasing 27.4% to $133.3 million. Of this increase, $22.4 million was due to the Company's acquisitions. Agricultural operations contributed the remaining increase of approximately $24.5 million, with sales increasing 37.5% to $89.9 million.
Of this increase, $17.9 million was due to the Company's acquisitions.

         Parts and service revenues increased approximately $29.6 million, or 51.7%, from $57.3 million for the first nine months of fiscal 1997 to $86.9 million for the first nine months of fiscal 1998. Of this increase, $22.0 million was due to the Company's acquisitions. The Company's acquisitions were a primary factor in parts and service revenues growing at a higher rate than wholegoods sales. Parts and service revenues from acquisitions have provided for a greater portion of the revenue mix compared to the Company's historical revenue mix. The Company also continues to add service bay facilities and personnel to its stores to expand its service capacity.

         Rental revenues of $10.4 million were generated in the first nine months of fiscal 1998 compared to $1.9 million in the first nine months of fiscal 1997. The Company's acquisitions contributed approximately $8.4 million of the total rental revenues.

GROSS PROFIT

         Gross profit increased approximately $22.7 million, or 53.0%, from $42.8 million for the first nine months of fiscal 1997 to $65.5 million for the first nine months of fiscal 1998. Gross profit as a percentage of total revenues for the third quarter of fiscal 1998 and 1997 was 20.4% and 18.7%, respectively. The Company's highest gross margins are derived from its parts and service and rental revenues. The increase in gross margin as a percent of total revenues is primarily due to parts and service and rental revenues representing an increased portion of the revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percent of total revenues increased from 12.9% for the first nine months of fiscal 1997 to 13.7% for the first nine months of fiscal 1998. Total selling, general and administrative expenses increased approximately $14.5 million, from $29.5 million for the first nine months of fiscal 1997 to $44.0 million for the first nine months of fiscal 1998. Approximately $10.7 million of the increase was due to the operations of the Company's acquisitions. These expenses, as a percentage of total revenues, increased primarily as a result of the parts and service revenues representing an increased portion of the Company's revenue mix. Selling, general and administrative expenses as a percentage of revenues is greater for parts and service revenues than for wholegoods sales.

INTEREST EXPENSE

         Interest expense increased approximately $0.5 million or 12.2%, from $4.1 million for the first nine months of fiscal 1997 to $4.6 million for the first nine months of fiscal 1998. Interest expense was affected by both the timing of paying down floor plan financing with a portion of the proceeds from the Company's initial public offering in January 1997 and the subsequent increase in floor plan financing during the second quarter of fiscal 1998 that was associated with the inventories and assets of the Company's acquisitions.

INCOME TAXES

         The provision for taxes as a percentage of pretax income was consistent between these two periods at an estimated rate of 40%. During the first nine months of fiscal 1997, the Company was an S corporation and, therefore, was not subject to corporate income taxes. Therefore, a pro forma income tax provision has been computed as if the Company were subject to corporate income taxes.

NET INCOME

         Net income increased approximately $4.7 million, or 79.5%, to $10.6 million, or $0.80 per share, for the first nine months of fiscal 1998, compared to pro forma $5.9 million, or pro forma $0.63 per share, for the first nine months of fiscal 1997. On a per share basis, the growth in net income was partially offset by the greater number of shares outstanding resulting from the Company's initial public offering in January 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional dealerships and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit Services, Inc. (Deere Credit), Ag Capital, and commercial banks. In January 1997, the Company completed its initial public offering raising net proceeds of $68.3 million which was used to fund the distribution of accumulated S corporation dividends, repay notes issued in connection with acquisitions and pay down inventory floor plan financing. During the first quarter of fiscal 1998, the Company's 80% owned subsidiary, RDO Rental Co., entered into a $40.0 million revolving credit agreement with Deutsche Financial Services for financing purchases of rental equipment. Subsequent to the end of the third quarter, the Company entered into a $30.0 million revolving credit agreement with NationsBank for financing inventory.

         Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. All lenders receive a security interest in the inventory financed. Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a portion of the period for which inventories are financed. Variable market rates of interest, based on the prime rate, are charged on balances outstanding following any interest-free periods, which range from six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Deutsche Financial Services provides rental equipment financing using variable market rates of interest based on the prime rate. NationsBank provides equipment financing using variable market rates of interest based on the LIBOR rate.

         The Company annually reviews the terms of its financing arrangements with its lenders, including the interest rate. For the first nine months of fiscal 1998, the average interest rate was approximately 8.31% and for fiscal year 1997 was 8.25%. The increase in the average interest rate from the first nine months of fiscal 1997 was primarily due to the increase in the prime rate from 8.25% to 8.50% effective March 26, 1997. As of October 31, 1997, the Company had outstanding floor plan payables of approximately $145.6 million, of which $67.7 million was then interest bearing.

         During the first nine months of fiscal 1998, operating activities generated cash of approximately $32.9 million. The cash generated from operations resulted primarily from net income and from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from these operating activities were increases in trade receivables from customers and increases in the Company's inventories to stock current year dealership acquisitions.

         Cash used for investing activities during the first nine months of fiscal 1998 was $39.3 million, which was primarily due to dealership acquisitions and purchases of rental equipment.

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

SAFE HARBOR STATEMENT

         This Report contains forward-looking statements that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 28, 1997, in the Company's Form 8-K dated April 28, 1997, and in other Company filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions and interest rates; housing starts; the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather conditions such as El Nino, animal diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; actions of competitors in the various industries in which the Company competes, including equipment manufacturers and retailers; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; employee relations; currency exchange rates; accounting standards; dependence upon Deere; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of Deere and other equipment manufacturers with respect to publicly traded dealers, dealer consolidation and specific acquisition opportunities; integration and successful operation of acquired businesses; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; and other risks and uncertainties. Any forward-looking statement of the Company is based upon assumptions relating to these factors.

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

                                      RDO EQUIPMENT CO.
                                      (Registrant)

Date:  December 10, 1997              By:  /s/ Allan F. Knoll
                                           ------------------
                                          Allan F. Knoll
                                          Chief Financial Officer and Secretary
                                          (principal financial officer)

                                  EXHIBIT INDEX

ITEM NO.    ITEM                                             PAGE OF THIS REPORT
--------    ----                                             -------------------

11          Statement re:  Computation of Per Share Earnings         16

27          Financial Data Schedule                                  17