Form 10-K405
period 1998-01-31
RDO EQUIPMENT CO
filed 1998-04-30
CIK 1023902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                           COMMISSION FILE NO. 1-12641

                                 --------------
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

       Registrant's telephone number, including area code: (701) 297-4288

     Securities registered pursuant to Section 12(b) of the Act:
                                            CLASS A COMMON STOCK, $.01 PAR VALUE
       Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

         As of April 3, 1998, 5,731,008 shares of Class A Common Stock of the registrant were outstanding, and the aggregate market value of the Class A Common Stock of the registrant as of that date (based upon the last reported sale price of the Class A Common Stock on that date as reported by the New York Stock Exchange), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $77 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific pages are referred to herein) from the registrant's Annual Report to Shareholders for the year ended January 31, 1998 (the "1998 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant's Proxy Statement for its 1998 Annual Meeting to be held May 28, 1998 (the "1998 Proxy Statement").

================================================================================

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any statements contained or incorporated by reference in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Company operates 50 retail stores specializing in the distribution, sale, service, rental and finance of agricultural, construction, material handling and transportation equipment, parts and supplies. The Company's stores are located in eight states - Arizona, California, Minnesota, Montana, North Dakota, South Dakota, Texas and Washington. These stores include the largest network of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in the United States. The Company believes that its network of stores enables it to achieve benefits by increasing operational synergies. The Company expects to continue to expand through future acquisitions of agricultural, construction, material handling and transportation dealerships and through the future opening and acquisition of equipment rental stores.

         The equipment and parts sold by the Company are supplied primarily by Deere, which is a leading manufacturer and supplier of construction and agricultural equipment in the United States. Sales of new Deere equipment by the Company accounted for approximately 71% of the Company's new equipment sales in fiscal 1998. No other supplier accounted for more than 10% of the Company's new equipment sales in fiscal 1998. The Company's stores also offer complementary equipment from other suppliers, used equipment, new and used parts, equipment servicing, equipment rental, loans and other related products and services.

         For the fiscal year ended January 31, 1998, the Company's revenues were generated from the following areas of business:

           New equipment sales................................. 52%
           Used equipment sales................................ 19%
           Product support (parts and service revenues)........ 26%
           Equipment rental income.............................  3%

         The Company, a Delaware corporation, is the surviving entity resulting from a merger between the Company and RDO Equipment Co., a North Dakota corporation ("RDO-North Dakota") which was effective January 22, 1997 (the "Merger"). RDO-North Dakota was originally incorporated in North

Dakota on March 13, 1968. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this report include its subsidiaries and RDO-North Dakota.

GROWTH STRATEGY

         The key elements of the Company's growth strategy are:

         INCREASING MARKET SHARE. The Company seeks to increase its market share by enhancing customer service and generating customer loyalty. To accomplish this, the Company offers a broad range of products, utilizes aggressive marketing programs, trains its employees to have a strong customer orientation, employs state-of-the-art service equipment, and maintains a computerized real-time inventory system. Each store offers a broad array of products based on the nature of that store's customer base. As the installed base of equipment expands with the Company's increasing market share, the Company has the opportunity to generate additional parts and service business. The Company believes that each customer's experience with the Company's parts and service departments and other value-added services can positively influence such customer's overall satisfaction. Parts and service currently have higher profit margins than wholegoods sales. The Company also has diversified its business into complementary fields to serve its customers' needs, expand its customer base, and enhance its revenues.

         PURSUING ADDITIONAL ACQUISITIONS. Acquisitions are expected to continue to be an important element of the Company's growth strategy, particularly given the consolidation trends among equipment retailers. Due to the Company's leadership position and its track record in completing and integrating acquisitions, the Company believes that attractive acquisition candidates will continue to become available to the Company. The Company believes that its management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular equipment retailer can be successfully integrated into the Company's existing operations, i.e., whether the operations of an acquisition candidate can be enhanced by utilizing the Company's operating model and being part of the Company's network of stores. Upon consummation of each acquisition, the Company integrates the equipment retailer into its operations by implementing the Company's operating model and seeks to enhance the acquired retailer's performance within its target market. Integration of an acquisition generally is completed within the first six to 12 months, although it can take several years before the benefits of the Company's operating model, store network, strategies and systems are fully realized. Generally, equipment manufacturers require that their prior approval be given to prospective acquisitions of their dealerships.

         IMPLEMENTING THE RDO OPERATING MODEL. The Company has developed a proven operating model designed to improve the performance and profitability of each of its stores. Components of this operating model include (i) pursuing aggressive marketing programs, (ii) allowing store employees to focus on customers by managing administrative functions, training and purchasing at the corporate level, (iii) providing a full complement of parts and state-of-the-art service functions, including a computerized real-time inventory system and quick response, on-site repair service, (iv) motivating store level management in accordance with corporate goals, and (v) focusing on cost structures at the store level. The Company implements its operating model in a variety of areas. For example, the Company is proactive in attracting new customers by sending targeted direct mailings, hosting open houses and service clinics and participating in trade shows. Additionally, the Company centralizes certain functions such as accounting, marketing, purchasing and employee recruitment, allowing its store managers and personnel more time to focus on making sales and providing product support to customers.

         CAPITALIZING ON DIVERSITY OF OPERATIONS. A major focus of the Company's strategy has been to expand its stores into geographic areas that have a large base of activity and that provide the Company with opportunities to continue to develop its store network. The Company believes that its business diversification has significantly increased its customer base, while also mitigating the effects of industry-specific economic cycles. Similarly, the Company's geographic diversification into regions outside its initial base in the Midwest helps to diminish the effects of seasonality and weather, as well as local and regional economic fluctuations.

RECENT ACQUISITIONS

         During fiscal 1998 the Company acquired a Mack truck center in North Dakota, three Deere construction equipment stores in Texas, two Deere construction equipment stores in Montana, four Deere agricultural equipment stores in southwestern Arizona and southeastern California, and one Deere agricultural equipment store in North Dakota. The acquisition of the agricultural stores in the Southwest enabled the Company to realize operating efficiencies by consolidating one of its construction equipment stores with its newly acquired agricultural operations. The Company also acquired a Valmont irrigation dealership in Central North Dakota which was combined with the Company's store in Bismarck. In addition, the Company acquired five construction equipment rental stores in Arizona and opened three construction equipment rental stores in Arizona and Southern California.

         In January 1998 the Company announced a preliminary agreement to acquire Hall GMC, Inc. and Hall Truck Center, Inc. which operate two full-service Volvo, GMC and Isuzu truck centers in North Dakota. The combined revenues and assets of these proposed acquisitions will represent less than ten percent of the Company's total revenues and assets.

CONSTRUCTION EQUIPMENT OPERATIONS

         The Company estimates that United States retail sales of new construction equipment in its target product market (light to medium applications) in calendar 1997 totaled over $6 billion. Deere is one of the leading suppliers of construction equipment in the United States for light to medium applications and offers a broad array of products. Currently, Deere has approximately 100 construction dealers which operate approximately 355 stores in the United States. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products.

         The Company is the largest Deere construction equipment dealer in the United States, both in number of stores and total revenues, and accounted for approximately eight percent of Deere's United States construction equipment sales in calendar 1997. As of the end of fiscal 1998, the Company owned and operated 25 Deere construction equipment stores located in metropolitan areas in Arizona, Southern California, Minnesota, Montana, North Dakota, South Dakota and Central Texas, and one Mack truck center in North Dakota.

         Customers of the Company's construction equipment stores are diverse and include contractors, for both residential and commercial construction, utility companies, and federal, state and local government agencies. These stores provide a full line of equipment for light to medium size applications and related product support to their customers. Primary products include John Deere backhoe loaders, hydraulic excavators, crawler dozers and four-wheel drive loaders. While the sale of new Deere construction equipment is the main focus, the Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment taken as trade-ins.

         The Company's construction equipment stores are located in areas with significant construction activity, including Austin, Dallas-Fort Worth, southern Los Angeles, Minneapolis-St. Paul, Phoenix, San Antonio and San Diego. Each construction equipment store displays a broad array of new and used equipment and has a series of fully-equipped service bays to provide on-site service and maintenance of construction equipment. The Company believes it has a competitive advantage over other construction equipment dealers given its ability to draw on its network of construction stores for equipment and parts, the focus on used equipment and the economies of scale inherent in its centralized administrative, purchasing and inventory management functions. The Company attributes the success of its construction equipment stores to its continuing implementation of its operating model.

AGRICULTURAL EQUIPMENT OPERATIONS

         The Company estimates that United States retail sales of new agricultural equipment in its target product market in calendar 1997 totaled over $10 billion. Deere is the leading supplier of agricultural equipment in the United States. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. Currently, Deere has approximately 1,250 agricultural dealers which operate approximately 1,500 stores in the United States.

         The Company is the largest Deere agricultural equipment dealer in the United States, both in number of stores and total revenues, and accounted for approximately one percent of Deere's United States agricultural equipment sales in calendar 1997. As of the end of fiscal 1998, the Company owned and operated 15 Deere agricultural equipment stores located in Arizona, Southern California, Minnesota, North Dakota, South Dakota and Washington, and one agricultural store focused on Valmont irrigation equipment.

         The Company's agricultural equipment stores are a full-service supplier to farmers, offering a broad range of farm equipment and related products for the crops grown in each of their areas. As a result of the customer mix and Deere's product offering, the core products include combines, tractors, planting equipment and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. The sale of new Deere agricultural equipment is the primary focus of the Company's agricultural equipment sales and accounts for a majority of new equipment sales. A wide variety of additional agricultural equipment lines, which complement the Deere products, is also offered according to local market demand. The agricultural stores also sell used equipment, generally acquired as trade-ins. The Company's store in Wadena, Minnesota sells irrigation equipment supplied by Valmont Industries, Inc. and vegetable storage ventilation equipment.

         The agricultural equipment stores are located in areas with significant concentrations of farmers and typically serve customers within a 25 to 50 mile radius. Each store displays a broad array of new and used equipment and has fully-equipped service bays to provide on-site service and maintenance of agricultural equipment. The Company believes it has a competitive advantage over other agricultural dealers given its ability to draw on its network of agricultural stores for equipment and parts, the focus on used equipment and the economies of scale inherent in its centralized administrative, purchasing and inventory management functions.

EQUIPMENT RENTAL OPERATIONS

         The Company estimates that the United States equipment rental industry was over $15 billion in calendar 1997 with over 15,000 equipment rental companies. The Company believes that no single company's revenues represented more than three percent of the total. The growth in this industry is being driven primarily by construction and industrial companies that are increasingly outsourcing their equipment needs to reduce their investment in non-core assets and to convert equipment costs from fixed to variable.

         The Company maintains a rental fleet of construction equipment, primarily through its RDO Rental Co. equipment rental stores in Arizona and Southern California. The Company rents the construction equipment to customers on a short-term basis, generally for a specified number of days or weeks, at competitive rates. The Company believes that its rental operations will continue to benefit from the trend among businesses to outsource operations, including equipment ownership, in order to minimize their capital investment in equipment as well as reducing or eliminating the down-time, maintenance, repair and storage costs associated with equipment ownership. Used rental equipment is then sold by the Company, generally after 36 to 48 months of service. The Company believes that the rental business will be an area of growth for it as the Company expands its operations in Arizona and California, as well as in its Midwest and Texas operations. The Company believes that its network of construction equipment stores support the sale of the used equipment retired from its rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

PARTS AND SERVICE

         The Company's stores offer a broad range of replacement parts and fully-equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for its operations. Each store includes service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company. The construction equipment stores located in Dallas, Texas; Minneapolis, Minnesota; Riverside, California; and San Antonio, Texas also operate undercarriage shops for all makes and sizes of crawler equipment.

FINANCIAL SERVICES

         The Company recently established a finance subsidiary, RDO Financial Services Company, to provide equipment loans and leases to the customers of its retail network. This subsidiary is also exploring opportunities to provide additional products and services, such as extended warranties, credit life insurance, disability insurance and casualty insurance.

INVENTORY AND ASSET MANAGEMENT

         The Company maintains substantial inventories of equipment and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory in advance of its second and third fiscal quarters, which historically have higher sales, to ensure that it will have sufficient inventory available to meet its customer needs and to avoid shortages or delays. Deere has an inventory warehouse that its dealers may access to obtain equipment to facilitate inventory management. In addition, to maximize asset productivity, the Company maintains a complete database on sales and inventory of parts and equipment, and has a sophisticated, centralized real-time inventory control system. This system enables each store to access the available inventory of the Company's other stores before ordering additional parts or equipment from the supplier. As a result, the Company minimizes its investment in inventory while effectively and promptly satisfying its customers' parts needs. Using this system, the Company also monitors inventory levels and mix in its network and at each store and makes adjustments as needed in accordance with its operating plan.

DEALERSHIP AGREEMENTS

         DEERE CONSTRUCTION DEALER AGREEMENTS. The Company has agreements with Deere which authorize the Company to act as a dealer of Deere construction, utility and forestry equipment (the "Construction Dealer Agreements"). The Company's areas of responsibility for the sale of Deere construction equipment are: (i) in the Midwest: almost all of Minnesota, Montana, North Dakota and South Dakota, and small portions of Iowa and Wyoming; (ii) in the Southwest:
Arizona and part of Southern California; and (iii) in the South Central: Central Texas, including the Austin, Dallas-Fort Worth and San Antonio metropolitan areas.

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

         DEERE DEALERSHIP AGREEMENTS - OTHER PROVISIONS. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. In addition, Deere has the right to have input into the selection of Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. In addition, the Company is prohibited from making acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the Company's equity-to-assets ratio is below 30%, as calculated by Deere under the agreement, or if such ratio would fall below 30% as a result of such action. As of the end of fiscal 1998, the Company's equity-to-assets ratio was 31.6%. In the event of Mr. Offutt's death, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

         The Company's Deere dealer appointments are not exclusive. Deere could appoint other dealers in close proximity to the Company's existing stores. The areas of responsibility assigned to the Company's construction equipment dealerships can be reduced by Deere upon 120 days prior written notice. In addition, the dealer agreements can be amended at any time without the Company's consent, so long as the same amendment is made to the dealer agreements of all other Deere dealers. Deere also has the right to sell directly to federal, state or local governments, as well as national accounts. To the extent Deere appoints other dealers in the Company's markets, reduces the areas of responsibility relating to the Company's construction equipment stores, or amends the dealer agreements or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected.

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

FLOOR PLAN FINANCING

         Having adequate wholegoods and parts inventories at each of the Company's stores is important to meeting its customer needs and to its sales. Accordingly, the Company attempts to maintain at each store, or have readily available at other stores in its network, sufficient inventory to satisfy anticipated customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing its inventory is an important factor affecting the Company's results of operations.

         DEERE. Floor plan financing from Deere and Deere Credit Services, Inc. ("Deere Credit") represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. Deere and Deere Credit offer floor plan financing to the Company and other Deere dealers for extended periods to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Deere charges variable market rates of interest based on the prime rate on balances outstanding after any interest-free periods and retains a security interest in the inventories, which it inspects periodically. The interest-free periods, which Deere changes periodically, are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing for used equipment accepted in trade, repossessed equipment, and approved equipment from other suppliers, and receives a security interest in such equipment. After the interest-free period from Deere, the Company generally shifts its financing to its line of credit with Deere Credit.

         OTHER LENDERS. During fiscal 1998, the Company entered into revolving credit agreements with Deutsche Financial Services and NationsBank for financing rental equipment and inventory, respectively. The Company also finances inventory through its line of credit at Ag Capital Company ("Ag Capital"), an Offutt Entity as defined below. Financing may also be available through floor plan financing programs for equipment from suppliers other than Deere, which may be financed by such suppliers themselves or through third-party lenders, depending on which alternative provides the Company with the most favorable terms. All lenders generally receive a security interest in the rental equipment or inventory being financed.

CUSTOMER FINANCING OPTIONS

         Financing options for customer purchases support the sales activities of the Company. Significant financing sources for purchases by the Company's customers are through programs offered by Deere and Ag Capital. Recently, the Company's financial services subsidiary has been coordinating arrangements for most of the Company's customers who request financing. The Company does not grant extended payment terms to its customers.

         DEERE. Deere's credit subsidiaries provide and administer financing for retail purchases and leases of new and used equipment, primarily through Deere Credit. Deere Credit retains a security interest in the equipment financed. A portion of the customer financing provided by Deere is recourse to the Company. Deere retains a reserve for amounts that the Company may be obligated to pay Deere, by retaining 1% of the face amount of each contract financed until the reserve reaches 3% of the total dollar amount of contracts outstanding. In the event a customer defaults in paying Deere and there is a deficiency in the amount owed to Deere, the Company has the option of paying the amount due under its recourse obligations or using a portion of its reserve. The Company's liability is capped at the amount of the reserve which, as of January 31, 1998, was $986,000.

         AG CAPITAL AND OTHERS. Ag Capital, a cooperative lending institution, provides financing to the Company's customers. Some of this financing is with recourse to the Company. This contingent liability is capped at an amount equal to 10% of the amount of the aggregate outstanding contracts, which contingent liability was approximately $2.2 million as of January 31, 1998. ACL Company, LLC and Farmers Equipment Rental, Inc., both of which are Offutt Entities, also provided financing to customers for which the Company has some contingent recourse liability, which contingent liability was approximately $2.1 million as of January 31, 1998. These contingent liabilities are also capped at an amount equal to 10% of the amount of the aggregate outstanding contracts.

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

PRODUCT WARRANTIES

         Product warranties for new equipment and parts are generally provided by the manufacturer. The term and scope of these warranties vary greatly by manufacturer and by product. The Company does not provide additional warranties to retail purchasers of new equipment. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used equipment "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. While the Company has not generally provided additional warranties, the Company's new finance subsidiary is exploring opportunities to provide extended warranties.

COMPETITION

         The Company's construction equipment stores compete with distributors of equipment produced by manufacturers other than Deere, including Case Corporation ("Case"), Caterpillar Inc. ("Caterpillar"), and Komatsu Corporation. The Company also faces competition from distributors of manufacturers of specific types of construction equipment, including JCB backhoes, Kobelco excavators, Komatsu wheel loaders and crawler dozers, and Bobcat skid loaders. The Company's agricultural equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Case, Caterpillar, and New Holland N.V., a subsidiary of Fiat. The Company's agricultural equipment stores also compete with other Deere agricultural dealerships. Competing Deere agricultural stores may be located in close proximity to one of the Company's agricultural equipment stores. The Company's equipment rental stores compete with other equipment rental companies, including equipment dealers. Equipment rental businesses generally make available for short-term rent used equipment manufactured by the foregoing manufacturers, including those who are suppliers to the Company.

         Competition among equipment retailers is primarily based on price, value, reputation, quality and design of the products offered by the retailer, the customer service and equipment servicing provided by the retailer, and the accessibility of the retailer's stores. The Company believes that its broad product line, product support and quality products enable it to compete effectively.

INTELLECTUAL PROPERTY RIGHTS

         RDO Equipment Co. is a registered service mark owned by the Company. John Deere is a registered trademark of Deere & Company, the Company's use of which is authorized under the Deere dealership agreements. Trademarks and tradenames with respect to new equipment obtained from manufacturers other than Deere are licensed from their respective owners. The Company historically has operated each of its dealerships under either the RDO Equipment Co. service mark and tradename or, for purposes of continuity at a particular store if there was strong local name recognition and customer loyalty, the name historically used by the Deere dealership in that location. Each Deere store also is identified as either an authorized John Deere construction or agricultural equipment store and may display signs of other suppliers.

ENVIRONMENTAL AND GOVERNMENTAL REGULATIONS

         The Company's operations are subject to numerous federal, state and local rules and regulations, including laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment, primarily relating to its service operations. Based on current laws and regulations, the Company believes that it is in compliance with such laws and regulations and that its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage or violation of environmental laws and regulations and any resulting material financial liability to the Company. The Company is not aware of any federal, state or local laws or regulations that have been enacted or adopted, the compliance with which would have a material adverse effect on the Company's results of operations or would require the Company to make any material capital expenditures. No assurance can be given that future changes in such laws or regulations or changes in the nature of the Company's operations or the effects of activities of prior occupants or activities at neighboring facilities will not have an adverse impact on the Company's operations.

EMPLOYEES

         As of January 31, 1998 the Company employed 1,214 full-time employees. Of this number, 20 employees were located at the Company's corporate offices and employed in corporate administration. The balance of the employees were involved in the Company's operations: 154 were employed in administration, 246 in equipment sales and rental operations, 195 in parts sales, 577 in servicing equipment and 22 in financing. None of the Company's employees are covered by a collective bargaining agreement.

CERTAIN IMPORTANT FACTORS

         In addition to the matters discussed above, there are several important factors that could cause the Company's future results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Many of these important factors are identified and discussed in greater detail in the Company's Form 8-K dated April 24, 1998, as it may be supplemented or amended from time to time in subsequent filings with the Securities and Exchange Commission (the "SEC"). Some of these important factors (but not necessarily all important factors) include the following:

         (i) The overall success of Deere and the Company's other suppliers;

         (ii) The availability and terms of floor plan, customer and other financing;

         (iii) The incentive and discount programs provided by Deere and the Company's other suppliers, and their promotional and marketing efforts for the Company's products;

         (iv) The introduction of new and innovative products by the Company's suppliers;

         (v) The manufacture and delivery of competitively-priced, high quality equipment and parts by the Company's suppliers in quantities sufficient to meet the requirements of the Company's customers on a timely basis;

         (vi) General economic conditions worldwide and locally, including agricultural industry cycles, construction spending, federal, state and local government spending on highways and other construction projects, new housing starts, interest rates, economic recessions, customer business cycles, climatic phenomena such as El Nino, and customer confidence in the economy;

         (vii) The length of the crop growing season, adverse weather, animal and plant diseases, crop pests, harvest yields, real estate values, government farm programs, and the confidence of the Company's agricultural customers in the farm economy;

         (viii) The positions of Deere and other equipment manufacturers with respect to publicly traded dealers, dealer consolidations and specific acquisition opportunities;

         (ix) Risks associated with growth, expansion and acquisitions, including the management of growth;

         (x)      Integration and successful operation of acquired businesses;

         (xi) Operating and financial systems to manage rapidly growing operations; and

         (xii)    Continued availability of key personnel.

ITEM 2.  PROPERTIES.

         As of the end of fiscal 1998, the Company owned the real estate for 10 of its stores, leased its executive offices and 14 stores from an Offutt Entity (as defined in Item 4A below), and leased 26 stores from unrelated third parties. Lease terms range from one to 15 years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and the offices held, as of April 3, 1998, are as follows:


NAME                  AGE      OFFICE
----                  ---      ------
Ronald D. Offutt      55       Chairman of the Board and Chief Executive Officer

Paul T. Horn          55       President and Chief Operating Officer

Allan F. Knoll        54       Chief Financial Officer and Secretary

Richard J. Moen       50       Chief Administrative Officer and Treasurer

Gary R. Allan         49       Senior Vice President - West Agricultural Division

Charles Calhoun       45       Senior Vice President - Used Construction Equipment Division

Steven B. Dewald      37       Senior Vice President - RDO Financial Services Company

H. David Frambers     54       Senior Vice President - Midwest Construction Division

Randolph F. Goss      45       Senior Vice President - South Central Construction Division

William R. Hutton     50       President - RDO Rental Co.

Larry B. Kerkhoff     44       Senior Vice President - Midwest Agricultural Division



Larry E. Scott        55       Senior Vice President - Southwest Construction Division

Mark A. Doda          35       Controller


---------------------

         RONALD D. OFFUTT is the Company's founder, Chairman, Chief Executive Officer and principal stockholder. Mr. Offutt was first elected President of the Company in 1968 upon formation of the Company. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, the "Offutt Entities") which are engaged in a variety of businesses such as farming, food processing, auto dealerships and agricultural financing activities, some of which transact business with the Company. Mr. Offutt spent approximately one-half of his time on business of the Company during fiscal 1998. He serves on the Board of Directors of High Plains Corporation, an ethanol producer based in Wichita, Kansas. Mr. Offutt is Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the brother-in-law of Larry E. Scott, the Company's Senior Vice President - Southwest Construction Division.

         PAUL T. HORN has served as President of the Company since August 1996 and as Chief Operating Officer and a director of the Company since 1986. Prior to October 1, 1996, he was an employee of Offutt Co. and spent approximately 25% of his time on the business of the Company. Since such date, he has been an employee of the Company and has spent substantially all of his time on the business of the Company. Mr. Horn serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Horn currently serves as Vice Chairman of the Board of Directors of Northern Grain Company, a regional grain elevator. Mr. Horn is a graduate of Michigan State University with degrees in Business Administration and Agronomy.

         ALLAN F. KNOLL has served as Chief Financial Officer, Secretary and a director of the Company since 1974. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately two-thirds of his time on the business of the Company during fiscal 1998. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

         RICHARD J. MOEN has served as the Chief Administrative Officer and Treasurer of the Company since October 1996. Prior to joining the Company, from August 1993 until September 1996, Mr. Moen served as Vice President--Legal Services of ConAgra Diversified Products Companies, a division of ConAgra, Inc. ("ConAgra"), a diversified international food company. From March 1988 until August 1993, Mr. Moen served as Executive Vice President--Administration, General Counsel, Secretary and a director of Golden Valley Microwave Foods, Inc., a company specializing in food products designed for use in microwave ovens. Mr. Moen is a graduate of Massachusetts Institute of Technology, with a degree in Economics, and of Harvard Law School.

         GARY R. ALLAN has served as Senior Vice President - West Agricultural Division since the Company's acquisition in May 1997 of four agricultural stores located in southwestern Arizona and southeastern California. He joined the Company as Senior Vice President - Northwest Agricultural Division in October 1996 in connection with the Company's acquisition of two agricultural stores located in the State of Washington. Previously, Mr. Allan was the President of the acquired Washington agricultural stores and had held such position since 1986. He is also a partner in Coho L.T.D., a diversified farming company located in Pasco, Washington, and currently serves on the Board of Directors of Yakima

Federal Savings and Loan in Yakima, Washington. Mr. Allan attended Columbia Basin College and Eastern Washington University.

         CHARLES CALHOUN has served as Senior Vice President - Used Commercial Equipment Division since March 1997. Previously, he was Vice President and an owner of the construction dealership in Texas which was acquired by the Company in July 1996. Subsequent to this acquisition and prior to his appointment as Senior Vice President, Mr. Calhoun managed the Texas construction dealership and started the Used Construction Equipment Division. He has 21 years of experience in the construction equipment business, and is a graduate of Texas Tech University with a degree in Marketing.

         STEVEN B. DEWALD has served as Senior Vice President - RDO Financial Services Company since December 1997. From September 1996 through November 1997, he served as Director of Finance of Ag Capital Company, an Offutt Entity. Prior to joining Ag Capital, from February 1995 to August 1996, Mr. Dewald managed personal investments, including real estate development and fast food restaurants. From 1989 until February 1995, he held increasingly responsible positions as a financial officer of Metropolitan Financial Corporation, a regional thrift holding company acquired in 1995 by U.S. Bancorp (formerly First Bank System, Inc.) at which time he was serving as Executive Vice President and Chief Financial Officer. Mr. Dewald worked for Ernst & Young from 1983 to 1989. He is a graduate of Concordia College of Moorhead with a degree in Accounting and Healthcare Finance.

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

         WILLIAM R. HUTTON has served as President of RDO Rental Co., an 80% owned subsidiary of the Company, since March 1997. He is also the President of W.R. Hutton & Associates, Inc., a private investment firm with offices in Arizona, which owns the remaining 20% of RDO Rental Co. From 1984 until February 1997, he was President and owner of Sun Valley Equipment Corp., the Arizona construction equipment rental business acquired by RDO Rental Co. in February 1997. From 1977 to 1980, Mr. Hutton was Vice President and one of the founders of Sunstate Equipment Corp. From 1971 to 1977, Mr. Hutton was a regional manager for U.S. Rentals, Inc. He attended Glendale Community College.

         LARRY B. KERKHOFF has served as Senior Vice President - Midwest Agricultural Division since July 1996. Prior to that time, he was the manager of the Company's agricultural equipment store in Breckenridge, Minnesota, since 1990. He has been in agri-business for over 20 years. Prior to joining the Company, he was with Kibble Equipment, a Deere agricultural dealership, in Montevideo, Minnesota. Mr. Kerkhoff serves on the Board of Directors of the North Dakota Implement Dealers Association. He is a graduate of Mankato Area Vocational Institute--Diesel Mechanics Program and Mankato State University with a degree in Business Administration.

         LARRY E. SCOTT has served as Senior Vice President - Southwest Construction Division since July 1996. Prior to that time, he served as a Vice President and General Manager of the Agricultural Division since 1991. Mr. Scott has been involved in management in the agricultural business for 26 years. He managed the Company's agricultural stores in Casselton, North Dakota, Breckenridge, Minnesota, and Fargo, North Dakota prior to becoming Vice President of the Agricultural Division. He is a graduate of North Dakota State University with a degree in Mathematics and a minor in Business Administration. Mr. Scott is the brother-in-law of Ronald D. Offutt, the Company's founder, Chairman, Chief Executive Officer and principal stockholder.

         MARK A. DODA has served as Controller of the Company since September 1992. Prior to joining the Company, Mr. Doda served as a Division Controller for Graco, Inc., a manufacturer of fluid handling systems, from January 1992 to September 1992. From 1985 through 1991, Mr. Doda worked for Deloitte & Touche LLP. Mr. Doda is a graduate of the University of North Dakota with a degree in Accounting.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The information under the captions "Common Stock Information" and "Dividend Policy" on page 38 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference. The Company did not have any unregistered sales of equity securities during fiscal 1998.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information under the caption "Selected Financial Data" on page 13 of the 1998 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's Consolidated Financial Statements and the report of its independent public accountants, Arthur Andersen LLP, on pages 20 through 36 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference and are listed in Item 14(a)(1) on page 17 of this Report. The supplementary data required by this Item 8 appears as Note 13 entitled "Unaudited Quarterly Financial Data" on page 35 of the 1998 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the captions "Principal Stockholders" and "Beneficial Ownership of Management" in the Company's 1998 Proxy Statement are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS OF REGISTRANT.

         The following are incorporated herein by reference from the pages indicated in the Company's 1998 Annual Report to Shareholders, copies of which are included as Exhibit 13.1 to this Report:

         Report of Independent Public Accountants--Arthur Andersen LLP--page 36.

         Consolidated Statements of Operations for the Years Ended January 31, 1998, 1997 and 1996--page 20.

         Consolidated Balance Sheets as of January 31, 1998 and 1997--page 21.

         Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1998, 1997 and 1996--page 22.

         Consolidated Statements of Cash Flows for the Years Ended January 31, 1998, 1997 and 1996-- page 23.

         Notes to Consolidated Financial Statements--pages 24 to 35.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES OF REGISTRANT.

         Financial Statement Schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

         (a)(3)   EXHIBITS.

         The exhibits to this Report are listed in the Exhibit Index on pages 19 to 21 below.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 3, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to RDO Equipment Co., Stockholder Relations, 3030 Harbor Lane, Suite 202, Plymouth, Minnesota 55447.

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

         None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 24, 1998
                                        RDO EQUIPMENT CO.

                                        By: /s/ Ronald D. Offutt
                                            ------------------------------------
                                            Ronald D. Offutt
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 24, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Title
---------                        -----

/s/ Ronald D. Offutt             Chairman of the Board, Chief Executive Officer
----------------------------     and Director (principal
Ronald D. Offutt                 executive officer)

/s/ Paul T. Horn                 President, Chief Operating Officer and Director
----------------------------
Paul T. Horn

/s/ Allan F. Knoll               Chief Financial Officer, Secretary and Director
----------------------------     (principal financial officer)
Allan F. Knoll

/s/ Mark A. Doda                 Controller
----------------------------     (principal accounting officer)
Mark A. Doda

/s/ Bradford M. Freeman          Director
----------------------------
Bradford M. Freeman

/s/ Ray A. Goldberg              Director
----------------------------
Ray A. Goldberg

/s/ Norman M. Jones              Director
----------------------------
Norman M. Jones

/s/ James D. Watkins             Director
----------------------------
James D. Watkins

                                RDO EQUIPMENT CO.

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998


ITEM NO.    ITEM                                                                METHOD OF FILING
--------    ----                                                                ----------------
3.1         Certificate of Incorporation....................................... Incorporated by reference to Exhibit 3.1 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

3.2         Bylaws............................................................. Incorporated by reference to Exhibit 3.2 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

4.1         Specimen Form of the Company's Class A Common Stock Certificate.... Incorporated by reference to Exhibit 4.2 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

4.2         Specimen Form of the Company's Class B Common Stock Certificate.... Incorporated by reference to Exhibit 4.3 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267)

10.1        Agreement between Ronald D. Offutt, RDO Equipment Co., John
            Deere Company and John Deere Construction Equipment Company........ Incorporated by reference to Exhibit 10.1 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.2        Form of Deere Agricultural Dealer Agreement Package................ Incorporated by reference to Exhibit 10.2 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267)

10.3        Form of Deere Construction Dealer Agreement Package................ Incorporated by reference to Exhibit 10.3 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.4        First Amended and Restated Credit Agreement between RDO
            Equipment Co. and Ag Capital Company dated December 18, 1997....... Filed herewith electronically.



10.5        First Amended and Restated Credit Agreement between Minnesota
            Valley Irrigation, Inc. and Ag Capital Company dated February
            13, 1998........................................................... Filed herewith electronically.

10.6        Deere Agricultural Dealer Finance Agreement........................ Incorporated by reference to Exhibit 10.6 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.7        Deere Construction Dealer Finance Agreement........................ Incorporated by reference to Exhibit 10.7 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.8        RDO Equipment Co. 1996 Stock Incentive Plan, including forms of option agreements.................................................. Incorporated by reference to Exhibit 10.8 to the
                                                                                Company's Annual Report on Form 10-K for the
                                                                                fiscal year ended January 31, 1997.

10.9        Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors.................. Incorporated by reference to Exhibit 10.9 to the
                                                                                Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.10       Corporate Service Agreement between RDO Equipment Co. and R.D.
            Offutt Company, dated as of November 1, 1996....................... Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.12       Agreement and Plan of Merger by and between RDO Equipment Co.
            (North Dakota) and RDO Equipment Co. (Delaware).................... Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.13       Tax Agreement Relating to S Corporation Distribution, with
            Supplement......................................................... Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).

10.14       Agreement between RDO Equipment Co., John Deere Company and
            John Deere Construction Equipment Company.......................... Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1
                                                                                (File No. 333-13267).



10.15       Form of Agreement re: Confidentiality, Assignment of Inventions
            and Non-Competition entered into by the Company with each of its executive officers and directors................................... Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the
                                                                                fiscal year ended January 31, 1997.

13.1        Excerpts from 1998 Annual Report to Shareholders................... Filed herewith electronically.

21.1        Subsidiaries of the Registrant..................................... Filed herewith electronically.

23.1        Consent of Independent Public Accountants.......................... Filed herewith electronically.

27.1*       Financial Data Schedule for Fiscal 1998............................ Filed herewith electronically.

27.2*       Financial Data Schedule for Fiscal 1997 (Restated in accordance with FAS No. 128).................................................. Filed herewith electronically.

27.3*       Financial Data Schedule for Fiscal 1996 (Restated in accordance with FAS No. 128).................................................. Filed herewith electronically.

27.4*       Financial Data Schedule for Quarter 3 of Fiscal 1997 (Restated
            in accordance with FAS No. 128).................................... Filed herewith electronically.

27.5*       Financial Data Schedule for Quarter 2 of Fiscal 1997 (Restated
            in accordance with FAS No. 128).................................... Filed herewith electronically.

27.6*       Financial Data Schedule for Quarter 1 of Fiscal 1997 (Restated
            in accordance with FAS No. 128).................................... Filed herewith electronically.





------------------------------
*  Submitted only with the electronic filing of this report with the SEC.