Form 10-Q
period 1998-04-30
RDO EQUIPMENT CO
filed 1998-06-12
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO

        The number of shares outstanding of Class A Common Stock of the registrant as of May 31, 1998: 5,731,008.


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

                          PART I - FINANCIAL INFORMATON

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended April 30,
         (In Thousands, Except Per Share Amounts)(Unaudited)                1998          1997
         -------------------------------------------------------------------------------------
         Revenues:
               Wholegoods sales                                        $  91,961     $  60,088
               Parts and service                                          29,957        22,312
               Rental                                                      3,876         2,398
                                                                       ---------     ---------
                      Total revenues                                     125,794        84,798
         Cost of revenues                                                102,023        67,759
                                                                       ---------     ---------
         Gross profit                                                     23,771        17,039
         Selling, general and administrative expenses                     17,286        12,338
                                                                       ---------     ---------
                      Operating income                                     6,485         4,701
         Interest expense                                                 (2,609)         (959)
         Interest income                                                     221           253
                                                                       ---------     ---------
                      Income before income taxes
                           and minority interest                           4,097         3,995
         Provision for income taxes                                       (1,668)       (1,598)
                                                                       ---------     ---------
         Income before minority interest                                   2,429         2,397
         Minority interest                                                    27           (18)
                                                                       ---------     ---------

         Net income                                                    $   2,456     $   2,379
                                                                       =========     =========

         Net income per share - basic and diluted                      $    0.19     $    0.18
                                                                       =========     =========

         Weighted average shares outstanding - basic                      13,182        13,180
                                                                       =========     =========
         Weighted average shares outstanding - diluted                    13,227        13,226
                                                                       =========     =========

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   April 30,     January 31,
(IN THOUSANDS) (UNAUDITED)                                              1998            1998
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
         Cash and cash equivalents                                $       59      $       37
         Accounts receivable (less allowance)                         45,239          36,204
         Receivables from affiliates                                     423           1,361
         Inventories                                                 247,110         220,841
         Prepaid expenses                                              1,213             704
         Deferred income tax benefit                                   2,215           1,450
                                                                  ----------      ----------
                 Total current assets                                296,259         260,597

Property and equipment, net                                           40,036          37,469
Other assets:
         Deposits                                                      1,815           1,765
         Goodwill and other, net of accumulated amortization          21,502          19,601
                                                                  ----------      ----------

                 Total assets                                     $  359,612      $  319,432
                                                                  ==========      ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       April 30,     January 31,
(IN THOUSANDS) (UNAUDITED)                                                  1998            1998
------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Floor plan payables                                          $  189,233      $  163,988
         Notes payable and current maturities of long-term debt:
                  Banks and others                                         7,410           4,423
                  Affiliates                                               1,889           2,149
         Accounts payable                                                 17,367           7,376
         Accrued liabilities                                               9,733           9,619
         Customer advance deposits                                         3,248           3,043
         Dividends payable                                                   734             734
                                                                      ----------      ----------
                  Total current liabilities                              229,614         191,332

Long-term debt, net of current maturities:
         Banks and others                                                 19,304          20,410
         Affiliates                                                        4,211           4,371

Deferred income taxes                                                      2,295           1,560
                                                                      ----------      ----------
                  Total liabilities                                      255,424         217,673

Minority interest                                                            662             689

Stockholders equity:
         Preferred stock                                                    --              --
         Common stocks-
                  Class A                                                     57              57
                  Class B                                                     75              75
         Additional paid-in-capital                                       84,471          84,471
         Retained earnings                                                18,923          16,467
                                                                      ----------      ----------

                  Total stockholders' equity                             103,526         101,070
                                                                      ----------      ----------

                  Total liabilities and stockholders' equity          $  359,612      $  319,432
                                                                      ==========      ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended April 30,
(IN THOUSANDS) (UNAUDITED)                                                                        1998           1997
---------------------------------------------------------------------------------------------------------------------
Operating activities:
         Net income                                                                         $    2,456     $    2,379
         Adjustments to reconcile net income to net
           cash provided by operating activities -
                 Depreciation and amortization                                                   1,490          1,164
                 Deferred income taxes                                                             (30)          --
                 Minority interest                                                                 (27)            18
                 Change in operating assets and liabilities:
                          Accounts receivable                                                   (8,097)        (7,949)
                          Inventories                                                          (25,034)       (18,457)
                          Prepaid expenses                                                        (502)          (337)
                          Deposits                                                                 (50)          (134)
                          Floor plan payables                                                   24,347         21,804
                          Accounts payable and accrued liabilities                              10,069          8,160
                          Customer advance deposits                                                203            310
                                                                                            ----------     ----------

                                  Net cash provided by operating activities                      4,825          6,958
                                                                                            ----------     ----------

Investing activities:
         Net purchases of rental equipment                                                      (2,887)        (1,738)
         Net purchases of property and equipment                                                  (946)          (603)
         Net assets of acquisitions                                                             (1,132)        (4,842)
         Other, net                                                                             (1,299)           312
                                                                                            ----------     ----------

                                  Net cash used for investing activities                        (6,264)        (6,871)
                                                                                            ----------     ----------

Financing activities:
         Proceeds from issuance of long-term debt                                                3,445            910
         Payments on long-term debt                                                             (1,721)          (659)
         Payment of dividends                                                                     --              (96)
         Net payments of bank lines and short-term notes payable                                  (263)          (670)
                                                                                            ----------     ----------

                                  Net cash provided by (used for) financing activities           1,461           (515)
                                                                                            ----------     ----------

Increase (decrease) in cash                                                                         22           (428)

Cash and cash equivalents, beginning of period                                                      37            459
                                                                                            ----------     ----------

Cash and cash equivalents, end of period                                                    $       59     $       31
                                                                                            ==========     ==========

Supplemental disclosures:
         Cash payments for interest                                                         $    2,530     $      812
                                                                                            ==========     ==========
         Cash payments for income taxes                                                     $      810     $     --
                                                                                            ==========     ==========
         Noncash investing and financing activities:
                  Increase in assets related to acquisitions through
                    issuance and assumption of debt                                         $      935     $   11,272
                                                                                            ==========     ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PREPARATION:

            The condensed consolidated financial statements for the three months ended April 30, 1998 and April 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.      BUSINESS COMBINATIONS:

            During the first quarters of fiscal 1999 and 1998, the Company made several acquisitions. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

            The following summarizes the net assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the three month period ending April 30 (in thousands):

                                          1998              1997
                                          ----              ----

Assets acquired                         $  2,067          $ 16,114
Less: liabilities assumed                    935            11,272
                                        --------          --------
Cash purchase price                     $  1,132          $  4,842
                                        ========          ========
Number of acquisitions                         1                 2
                                        ========          ========

            Subsequent to April 30, 1998, the Company completed two additional acquisitions consisting of three full-service heavy truck dealership operations. Total assets acquired were $22.4 million which were offset by assumed liabilities of $11.7 million resulting in a net purchase price of approximately $10.7 million. These acquisitions will be accounted for under the purchase method of accounting.

            Results of operations for the acquisitions made prior to April 30, 1998 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three months ended April 30, 1998 and 1997, give effect to these acquisitions including those acquisitions completed subsequent to April 30, 1998, as if they were completed at the beginning of fiscal 1998. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                        1998            1997
                                                        ----            ----

Revenues                                             $  146,435     $  122,838
                                                     ==========     ==========
Net income                                           $    2,621     $    2,684
                                                     ==========     ==========
Weighted average shares outstanding - basic              13,182         13,180
                                                     ==========     ==========
Weighted average shares outstanding - diluted            13,227         13,226
                                                     ==========     ==========
Net income per share - basic and diluted             $      .20     $      .20
                                                     ==========     ==========

3.      INVENTORIES:

            All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment and parts inventory. The specific identification method is used to determine cost for used equipment.

            Inventories consisted of the following at (in thousands):

                                                     April 30,       January 31,
                                                       1998             1997
                                                       ----             ----
New equipment                                        $ 175,519       $ 156,732
Used equipment                                          44,471          39,392
Parts and other                                         27,120          24,717
                                                     ---------       ---------
                                                     $ 247,110       $ 220,841
                                                     =========       =========

4.      EARNINGS PER SHARE

            Computation of weighted average shares outstanding and net income per share (in thousands, except per share data):

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                             1998        1997
                                                             ----        ----

Net income available to common shareholders                $  2,456    $  2,379
                                                           ========    ========

Weighted average number of shares outstanding - basic        13,182      13,180
Dilutive effect of stock options outstanding                     45          46
                                                           --------    --------
Common and potential common shares outstanding - diluted     13,227      13,226
                                                           ========    ========

Basic and dilutive net income per share                    $   0.19    $   0.18
                                                           ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing the acquisition of a heavy truck dealership during the first quarter of fiscal 1999. The acquired dealership, primarily supplied by Volvo and GMC, is located in Minneapolis/St. Paul, Minnesota. Total assets acquired relating to the acquisition were approximately $2.1 million with unaudited annual revenues of approximately $12.0 million. In addition to growth through acquisitions, the Company has opened additional locations, two construction equipment rental locations in Tucson, Arizona and Riverside, California, and a Vermeer construction equipment store in Minneapolis, Minnesota. The Company also commenced new construction equipment operations in Lake Havasu, Arizona. The results of operations of these acquisitions and openings are included in the Company's results of operations only for the periods after their applicable acquisition and opening dates.

            Subsequent to the end of the first quarter of fiscal 1999, the Company also completed two additional acquisitions of heavy truck dealerships. These acquisitions represent one dealership located in Minneapolis/St. Paul, Minnesota, primarily supplied by Mack, and two dealerships located in Fargo and Grand Forks, North Dakota primarily supplied by Volvo, GMC and Isuzu. Total assets acquired relating to these acquisitions were approximately $11.0 million and $11.4 million, respectively, with unaudited annual revenues of approximately $35.0 million and $31.0 million, respectively.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues:

                                                Three Months Ended April 30,
                                                       1998             1997
                                                       ----             ----
Revenues
  Wholegoods sales                                     73.1%            70.9%
  Parts and service                                    23.8             26.3
  Rental                                                3.1              2.8
                                                    -------          -------
Total revenues                                        100.0%           100.0%

Gross profit                                           18.9%            20.1%
Selling, general and administrative expenses           13.7             14.6
                                                     ------           ------
Operating income                                        5.2              5.5
Interest expense, net                                   1.9              0.8
Provision for taxes                                     1.3              1.9
                                                    -------          -------
Net income                                              2.0%             2.8%
                                                    =======          =======

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

REVENUES

            Revenues increased approximately $41.0 million, or 48.4%, from $84.8 million for the first three months of fiscal 1998 to $125.8 million for the first three months of fiscal 1999. Construction operations contributed approximately $30.2 million of this increase, with revenues increasing 59.0% to $81.4 million. Construction revenues increased approximately $11.4 million due to the Company's acquisitions and store openings since the first quarter of fiscal 1998. Agricultural operations contributed the remaining increase in revenues of approximately $10.8 million, with revenues for the first three months of fiscal 1999 increasing 32.1% to $44.4 million. Agricultural revenues increased approximately $12.9 million due to the Company's acquisitions since the first quarter of fiscal 1998. This increase was partially offset by a reduction in revenues relating to continued weakness in Midwestern agricultural operations where farmer psychology continues to be adversely affected by weather and commodity price related factors.

            Total wholegoods sales increased approximately $31.9 million, or 53.1%, from $60.1 million for the first three months of fiscal 1998 to $92.0 million for the first three months of fiscal 1999. Construction operations contributed approximately $25.1 million of this increase, with sales increasing 74.7% to $58.7 million. The Company's construction acquisitions and store openings since the first quarter of fiscal 1998 resulted in wholegoods sales of $6.9 million in the first quarter of fiscal 1999. Agricultural operations contributed the remaining increase of approximately $6.8 million, with sales increasing 25.7% to $33.3 million. The Company's agricultural acquisitions since the first quarter of fiscal 1998 resulted in wholegoods sales of $9.4 million in the first quarter of fiscal 1999. Therefore, the Company's acquisitions provided for the increase in agricultural wholegoods sales as a result of the continued weakness in the Midwestern agricultural operations.

            Parts and service revenues increased approximately $7.7 million, or 34.5%, from $22.3 million for the first three months of fiscal 1998 to $30.0 million for the first three months of fiscal 1999. Of this increase, $6.0 million was due to the Company's acquisitions and store openings since the first quarter of fiscal 1998.

            Rental revenues of $3.9 million were generated in the first three months of fiscal 1999 compared to $2.4 million in the first three months of fiscal 1998. The Company's acquisitions and new store openings of construction equipment rental locations in the Southwest contributed approximately $1.8 million of the increase.

GROSS PROFIT

            Gross profit increased approximately $6.8 million, or 40.0% , from $17.0 million for the first three months of fiscal 1998 to $23.8 million for the first three months of fiscal 1999. Gross profit as a percentage of total revenues for the first three months of fiscal 1999 and 1998 was 18.9% and 20.1%, respectively. The Company's emphasis on increasing wholegoods market share, which provide future product support and trade-in opportunities, resulted in wholegoods sales representing a higher portion of the Company's revenue mix. This emphasis, along with lower rental fleet utilization due to El Nino and new store openings, resulted in a narrowing of gross margin percent for the first three months of fiscal 1999 compared to the first three months of fiscal 1998. The Company's highest gross margins are derived from its parts and service and rental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses as a percent of total revenues decreased from 14.6% for the first three months of fiscal 1998 to 13.7% for the first three months of fiscal 1999. Total selling, general and administrative expenses increased approximately $5.0 million, from $12.3 million for the first three months of fiscal 1998 to $17.3 million for the first three months of fiscal 1999. Approximately $3.0 million of the increase was due to the operations of the Company's acquisitions and store openings since the first quarter of fiscal 1998. These expenses, as a percentage of total revenues, decreased primarily as a result of the revenue mix discussed above. Wholegoods sales, which incur a lesser level of expenses than do parts and service and rental revenues, represented an increased portion of the Company's revenue mix.

INTEREST EXPENSE

            Interest expense increased approximately $1.6 million, or 160.0%, from $1.0 million for the first three months of fiscal 1998 to $2.6 million for the first three months of fiscal 1999. The increase in interest expense was due to increased borrowings to fund the Company's continued growth through acquisitions, new store openings, expanding its inventories and enlarging its rental fleets. The Company's borrowings for the first three months of fiscal 1998 were reduced by using a portion of the proceeds from the Company's initial public offering in January 1997.

INCOME TAXES

            The provision for taxes as a percentage of pretax income for the first three months of fiscal 1999 and 1998 was at an estimated rate of 40.7% and 40.0%, respectively.

NET INCOME

            Net income increased approximately $0.1 million, or 3.2%, to $2.5 million, or $.19 per share, for the first three months of fiscal 1999, compared to $2.4 million, or $.18 per share, for the first three months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional locations and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), and commercial banks. In addition, in January 1997, the Company completed its initial public offering raising net proceeds of $68.3 million which are being used to satisfy the Company's working capital needs.

            Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. In addition, the Company has revolving credit agreements with Deutsche Financial Services and NationsBank for financing of rental equipment and inventory, respectively. All lenders receive a security interest in the inventory financed.

            Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Deutsche Financial Services provides rental equipment financing and NationsBank provides inventory financing using variable market rates of interest based on LIBOR.

            The Company periodically reviews the terms of its financing arrangements with its lenders, including the interest rate. For the first three months of fiscal 1999, the average interest rate was approximately 7.69% and for the first three months of fiscal 1998 was 8.41%. As of April 30, 1998, the Company had outstanding floor plan payables of approximately $189.2 million, of which $102.4 million was then interest bearing.

            During the first three months of fiscal 1999, operating activities generated cash of approximately $4.8 million. The cash generated from operations resulted primarily from net income and from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from operations were increases in trade receivables from customers and increases in the Company's inventories in preparation for seasonal increased sales levels for the next two fiscal quarters. The increase in cash from operating activities was offset by cash used to purchase net assets of dealerships of approximately $1.1 million and purchases of rental equipment of approximately $2.9 million.

            The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures for fiscal 1999.

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

SAFE HARBOR STATEMENT

            This Report contains forward-looking statements that involve a number of risks and uncertainties. Important factors that could cause actual future results to differ materially from those indicated by forward-looking statements made by or on behalf of the Company include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 24, 1998, in the Company's Form 8-K dated April 24, 1998, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; climatic phenomena such as El Nino; actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; currency exchange rates; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon Deere & Company; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of Deere and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; potential impact of the year 2000 on processing date-sensitive information; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which may be subject to revision.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            Not currently applicable to the Company.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   EXHIBITS.

                  The exhibits are listed in the Exhibit Index on page 12 of this Report.

            (b)   REPORTS ON FORM 8-K.

                  During the fiscal quarter ended April 30, 1998, the Company filed a Current Report on Form 8-K dated April 24, 1998 under Item 5 relating to a Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors.


                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date:  June 8, 1998                    By: /s/ Allan F. Knoll
                                           ------------------
                                           Allan F. Knoll
                                           Chief Financial Officer and Secretary
                                           (principal financial officer)



                                  EXHIBIT INDEX

ITEM NO.              ITEM                           PAGE OF THIS REPORT
--------              ----                           -------------------

27                    Financial Data Schedule        13