Form 10-Q
period 1998-07-31
RDO EQUIPMENT CO
filed 1998-09-11
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO___.

       The number of shares outstanding of the registrant as of August 31, 1998:

                   Class A Common Stock          5,731,008
                   Class B Common Stock          7,450,492
                                                ----------
                   Total                        13,181,500
                                                ==========


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                Three Months Ended        Six Months Ended
                                                      July 31,                July 31,
                                              ----------------------    ----------------------
                                                 1998         1997         1998         1997
                                                 ----         ----         ----         ----
Revenues:
        Wholegoods sales                      $ 108,666    $  89,213    $ 200,627    $ 149,301
        Parts and service                        38,202       31,338       68,159       53,650
        Rental                                    5,272        3,719        9,148        6,117
                                              ---------    ---------    ---------    ---------
                Total revenues                  152,140      124,270      277,934      209,068
Cost of revenues                                121,269      100,695      223,292      168,454
                                              ---------    ---------    ---------    ---------
Gross profit                                     30,871       23,575       54,642       40,614
Selling, general and
    administrative expenses                      20,083       15,796       37,369       28,134
                                              ---------    ---------    ---------    ---------
        Operating income                         10,788        7,779       17,273       12,480
Interest expense                                 (3,189)      (1,636)      (5,798)      (2,595)
Interest income                                     110          287          331          540
                                              ---------    ---------    ---------    ---------
        Income before income taxes
              and minority interest               7,709        6,430       11,806       10,425
Provision for income taxes                       (3,137)      (2,571)      (4,805)      (4,169)
                                              ---------    ---------    ---------    ---------
Income before minority interest                   4,572        3,859        7,001        6,256
Minority interest                                   (53)         (43)         (26)         (61)
                                              ---------    ---------    ---------    ---------

Net income                                    $   4,519    $   3,816    $   6,975    $   6,195
                                              =========    =========    =========    =========

Net income per share - basic and diluted      $    0.34    $    0.29    $    0.53    $    0.47
                                              =========    =========    =========    =========

Weighted average shares outstanding-basic        13,182       13,180       13,182       13,180
                                              =========    =========    =========    =========
Weighted average shares outstanding-diluted      13,217       13,298       13,222       13,264
                                              =========    =========    =========    =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  July 31,    January 31,
(IN THOUSANDS)(UNAUDITED)                                             1998           1998
-----------------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                               $      383     $       37
        Accounts receivable (less allowance)                        51,779         36,204
        Receivables from affiliates                                  1,611          1,361
        Inventories                                                258,287        220,841
        Prepaid expense                                              1,582            704
        Deferred income tax benefit                                  2,635          1,450
                                                                ----------     ----------
                Total current assets                               316,277        260,597

Property and equipment, net                                         49,059         37,469
Other assets:
        Deposits                                                     1,229          1,765
        Goodwill and other, net of accumulated amortization         29,096         19,601
                                                                ----------     ----------

                Total assets                                    $  395,661     $  319,432
                                                                ==========     ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      July 31,    January 31,
(IN THOUSANDS)(UNAUDITED)                                                 1998           1998
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Floor plan payables                                         $  212,316     $  163,988
        Notes payable and current maturities of long-term debt:
                Banks and others                                         8,777          4,423
                Affiliates                                              10,664          2,149
        Accounts payable                                                 8,943          7,376
        Accrued liabilities                                             12,930          9,619
        Customer advance deposits                                        1,625          3,043
        Dividends payable                                                  734            734
                                                                    ----------     ----------
                Total current liabilities                              255,989        191,332

Long-term debt, net of current maturities:
        Banks and others                                                23,269         20,410
        Affiliates                                                       3,981          4,371

Deferred income taxes                                                    3,175          1,560
                                                                    ----------     ----------
                Total liabilities                                      286,414        217,673

Minority interest                                                        1,202            689

Stockholders equity:
        Preferred stock                                                     --             --
        Common stocks-
                Class A                                                     57             57
                Class B                                                     75             75
        Additional paid-in-capital                                      84,471         84,471
        Retained earnings                                               23,442         16,467
                                                                    ----------     ----------

                Total stockholders' equity                             108,045        101,070
                                                                    ----------     ----------

                Total liabilities and stockholders' equity          $  395,661     $  319,432
                                                                    ==========     ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended July 31,
(IN THOUSANDS) (UNAUDITED)                                                                  1998            1997
----------------------------------------------------------------------------------------------------------------
Operating activities:
        Net income                                                                    $    6,975      $    6,195
        Adjustments to reconcile net income to net
          cash provided by operating activities -
                Depreciation and amortization                                              3,537           2,565
                Deferred income taxes                                                        430              --
                Minority interest                                                             26              61
                Change in operating assets and liabilities:
                       Accounts receivable                                               (11,300)        (18,180)
                       Inventories                                                       (25,501)        (28,294)
                       Prepaid expenses                                                     (674)           (222)
                       Deposits                                                              638            (283)
                       Floor plan payables                                                38,132          58,251
                       Accounts payable and accrued liabilities                            2,210           8,912
                       Customer advance deposits                                          (1,450)         (1,491)
                                                                                      ----------      ----------

                               Net cash provided by operating activities                  13,023          27,514

Investing activities:
        Net purchases of rental equipment                                                (10,835)         (4,537)
        Net purchase of property and equipment                                            (2,391)         (1,005)
        Net assets of acquisitions                                                       (11,801)        (24,983)
        Other, net                                                                        (2,570)            114
                                                                                      ----------      ----------

                               Net cash used for investing activities                    (27,597)        (30,411)

Financing activities:
        Proceeds from issuance of long-term debt                                          10,048           5,396
        Payments on long-term debt                                                        (3,641)         (1,529)
        Payment of dividends                                                                  --             (96)
        Net payments of bank lines and short-term notes payable                            8,513          (1,205)
                                                                                      ----------      ----------

                               Net cash provided by financing activities                  14,920           2,566
                                                                                      ----------      ----------

Increase (decrease) in cash                                                                  346            (331)

Cash and cash equivalents, beginning of period                                                37             459
                                                                                      ----------      ----------

Cash and cash equivalents, end of period                                              $      383      $      128
                                                                                      ==========      ==========

Supplemental disclosures:
        Cash payments for interest                                                    $    5,479      $    2,236
                                                                                      ==========      ==========

        Cash payments for income taxes                                                $    3,765      $    2,759
                                                                                      ==========      ==========

        Noncash investing and financing activities:
                Increase in assets related to acquisitions of dealerships through
                       issuance and assumption of debt                                $   13,801      $   13,594
                                                                                      ==========      ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and six months ended July 31, 1998 and July 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    BUSINESS COMBINATIONS:

         During the first two quarters of fiscal 1999 and 1998, the Company made several acquisitions. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

         The following summarizes the net assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the periods indicated (in thousands):

                            Three Months Ended July 31,     Six Months Ended July 31,
                            ---------------------------     -------------------------
                                1998          1997               1998        1997
                                ----          ----               ----        ----
Assets acquired               $ 23,535      $ 22,463           $ 25,602    $ 38,577
Less: liabilities assumed       12,866         2,322             13,801      13,594
                              --------      --------           --------    --------
Cash purchase price           $ 10,669      $ 20,141           $ 11,801    $ 24,983
                              ========      ========           ========    ========
Number of acquisitions               2             3                  3           5
                              ========      ========           ========    ========

         Subsequent to July 31, 1998, the Company completed the acquisition of 89 percent of the outstanding capital stock of an agricultural equipment rental company. Total assets acquired were approximately $13.9 million which were offset by assumed liabilities of $3.2 million and minority interest of $1.2 million resulting in a net purchase price of approximately $9.5 million. The acquisition will be accounted for under the purchase method of accounting.

         Results of operations for the acquisitions made prior to July 31, 1998 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three and six months ended July 31, 1998 and 1997, give effect to these acquisitions as if they were completed at the beginning of fiscal 1998, including the acquisition completed subsequent to July 31, 1998. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                               Three Months Ended July 31,   Six Months Ended July 31,
                                               ---------------------------   -------------------------
                                                   1998           1997            1998        1997
                                                   ----           ----            ----        ----
Revenues                                        $  158,607    $  150,510       $  307,364   $  275,963
                                                ==========    ==========       ==========   ==========
Net income                                      $    4,826    $    4,102       $    7,483   $    6,993
                                                ==========    ==========       ==========   ==========
Weighted average shares outstanding-basic           13,182        13,180           13,182       13,180
                                                ==========    ==========       ==========   ==========
Weighted average shares outstanding-diluted         13,217        13,298           13,222       13,264
                                                ==========    ==========       ==========   ==========
Net income per share - basic and diluted        $     0.37    $     0.31       $     0.57   $     0.53
                                                ==========    ==========       ==========   ==========

3.    INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment and parts inventory. The specific identification method is used to determine cost for used equipment.

Inventories consisted of the following at (in thousands):

                                                                    July 31,     January 31,
                                                                        1998            1998
                                                                        ----            ----
New equipment                                                       $184,404        $156,732
Used equipment                                                        44,926          39,392
Parts and other                                                       28,957          24,717
                                                                    --------        --------
                                                                    $258,287        $220,841
                                                                    ========        ========

4.    FLOOR PLAN PAYABLES:

         Floor plan payables are interest and noninterest-bearing financing arrangements for inventory. The terms of these arrangements generally include a one to twelve-month interest-free term followed by a term during which interest is charged. Floor plan payables consist of the following at (in thousands):

                                                                    July 31,     January 31,
                                                                        1998            1998
                                                                        ----            ----
Interest-bearing                                                    $136,750        $ 79,189
Noninterest-bearing                                                   75,566          84,799
                                                                    --------        --------
                                                                    $212,316        $163,988
                                                                    ========        ========

5.  EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                               Three Months Ended July 31,     Six Months Ended July 31,
                                               ---------------------------     -------------------------
                                                    1998          1997              1998        1997
                                                    ----          ----              ----        ----
Net income available to common shareholders       $ 4,519       $ 3,816           $ 6,975     $ 6,195
                                                  =======       =======           =======     =======

Weighted average number
     of shares outstanding - basic                 13,182        13,180            13,182      13,180
Dilutive effect of stock options outstanding           35           118                40          84
                                                  -------       -------           -------     -------
Common and potential common
     shares outstanding - diluted                  13,217        13,298            13,222      13,264
                                                  =======       =======           =======     =======

Basic and dilutive net income per share           $  0.34       $  0.29           $  0.53     $  0.47
                                                  =======       =======           =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing several acquisitions of heavy-duty truck dealerships during the first two quarters of fiscal 1999. Two dealerships are located in Minneapolis/St. Paul, Minnesota. One primarily supplied by Volvo and GMC, and the other by Mack. These two dealerships were consolidated into one Minneapolis/St. Paul location during the second quarter of fiscal 1999. In addition, two dealerships located in Fargo and Grand Forks, North Dakota primarily supplied by Volvo, GMC and Isuzu were acquired during the second quarter of fiscal 1999. Total assets acquired relating to these acquisitions were approximately $25.6 million with unaudited annual revenues of approximately $78.0 million.

         In addition to growth through acquisitions, the Company opened additional locations - four construction equipment rental locations in Tucson and Show Low, Arizona and Riverside and Temecula, California, and a Vermeer construction equipment store in Minneapolis, Minnesota. The Company also commenced new construction equipment operations in Lake Havasu, Arizona. The results of operations of these acquisitions and openings are included in the Company's results of operations only for the periods after their applicable acquisition and opening dates.

Subsequent to the end of the second quarter of fiscal 1999, the Company completed the acquisition of 89 percent of an agricultural equipment rental business located in Salinas, California. Total assets of the acquired business were approximately $13.9 million with unaudited annual revenues of approximately $10.0 million.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data:

                                                Three Months Ended July 31,        Six Months Ended July 31,
                                                ---------------------------        -------------------------
                                                  1998              1997             1998            1997
                                                  ----              ----             ----            ----
REVENUE DATA (IN MILLIONS):
Total revenues                                  $ 152.1           $ 124.3          $ 277.9         $ 209.1
     Construction                                  56.9%             54.6%            59.6%           56.5%
     Agricultural                                  27.0%             43.7%            30.7%           42.1%
     Truck                                         16.1%              1.7%             9.7%            1.4%

Construction revenues                           $  86.6           $  67.8          $  165.6        $  118.2
     Wholegoods sales                              71.9%             70.2%            72.1%           68.5%
     Parts and service                             22.1%             25.1%            22.5%           26.8%
     Rental                                         6.0%              4.7%             5.4%            4.7%

Agricultural revenues                           $  41.0           $  54.4          $  85.4         $  87.9
     Wholegoods sales                              66.6%             74.3%            71.0%           76.0%
     Parts and service                             33.2%             24.8%            28.8%           23.4%
     Rental                                         0.2%              0.9%             0.2%            0.6%

Truck Revenues                                  $  24.5            $  2.1          $  26.9         $   3.0
     Wholegoods sales                              77.7%             60.0%            76.3%           53.8%
     Parts and service                             22.3%             40.0%            23.7%           46.2%

INCOME STATEMENT DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Wholegoods sales                              71.4%             71.8%            72.2%           71.4%
     Parts and service                             25.1              25.2             24.5            25.7
     Rental                                         3.5               3.0              3.3             2.9
                                                -------           -------          -------         -------
Total revenues                                    100.0             100.0            100.0           100.0

Gross profit                                       20.3%             19.0%            19.7%           19.4%
Selling, general and
     administrative expenses                       13.2              12.7             13.4            13.5
                                                -------           -------          -------         -------
Operating income                                    7.1               6.3              6.3             5.9
Interest expense, net                               2.0               1.1              2.0             1.0
Provision for taxes                                 2.1               2.1              1.8             2.0
                                                -------           -------          -------         -------
Net income                                          3.0%              3.1%             2.5%            2.9%
                                                =======           =======          =======         =======

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

REVENUES

         Revenues increased approximately $27.8 million, or 22.4%, from $124.3 million for the second quarter of fiscal 1998 to $152.1 million for the second quarter of fiscal 1999. Construction operations contributed approximately $18.8 million of this increase, with revenues increasing 27.7% to $86.6 million for the second quarter of fiscal 1999. Construction revenues increased approximately $4.6 million due to the Company's acquisitions and store openings since the second quarter of fiscal 1998. Agricultural revenues decreased approximately $13.4 million, with revenues for the second quarter of fiscal 1999 decreasing 24.6% to $41.0 million. The decrease in agricultural revenues was a result of the Midwest farm economy causing the Midwest agricultural operations to report lower than anticipated results. Truck operations contributed approximately $22.4 million of the overall increase in revenues, with revenues increasing 1,066.7% to $24.5 million for the second quarter of fiscal 1999. The increase in truck revenues was attributable to the Company's acquisitions since the second quarter of fiscal 1998.

         Total wholegoods sales increased approximately $19.5 million, or 21.9%, from $89.2 million for the second quarter of fiscal 1998 to $108.7 million for the second quarter of fiscal 1999. Construction operations contributed approximately $14.8 million of this increase, with sales increasing 31.2% to $62.3 million. The Company's construction acquisitions and new store openings since the second quarter of fiscal 1998 resulted in wholegoods sales of $1.4 million in the second quarter of fiscal 1999. Agricultural wholegoods sales decreased approximately $13.1 million, with sales decreasing 32.4% to $27.3 million primarily as a result of the Midwest farm economy. Truck operations contributed approximately $17.8 million of the increase in wholegoods sales, with sales increasing 1,369.2% to $19.1 million. The increase in truck wholegoods sales was attributable to the Company's acquisitions since the second quarter of fiscal 1998.

         Parts and service revenues increased approximately $6.9 million, or 22.0%, from $31.3 million for the second quarter of fiscal 1998 to $38.2 million for the second quarter of fiscal 1999. Of this increase, $5.4 million was due to the Company's acquisitions and new store openings since the second quarter of fiscal 1998.

         Rental revenues of $5.3 million were generated in the second quarter of fiscal 1999 compared to $3.7 million in the second quarter of fiscal 1998, an increase of 43.2%. The Company's increase in rental revenues was primarily attributable to the Company's new store openings since the second quarter of fiscal 1998.

GROSS PROFIT

         Gross profit increased approximately $7.3 million, or 30.9%, from $23.6 million for the second quarter of fiscal 1998 to $30.9 million for the second quarter of fiscal 1999. Gross profit as a percentage of total revenues for the second quarter of fiscal 1999 and 1998 was 20.3% and 19.0%, respectively. Gross profit is affected by the contribution of revenues by business line and by the mix of revenues within each business line. Revenues from construction operations provide the Company with higher gross margins than do agricultural and truck operations. Wholegoods sales provide the Company with lower gross margins than do parts and service and rental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percent of total revenues increased from 12.7% for the second quarter of fiscal 1998 to 13.2% for the second quarter of fiscal 1999. Total SG&A expenses increased approximately $4.3 million, from $15.8 million for the second quarter of fiscal 1998 to $20.1 million for the second quarter of fiscal 1999. Approximately $2.6 million of the increase was due to the operations of the Company's acquisitions and new store openings since the second quarter of fiscal 1998. SG&A expenses are affected by the contribution of revenues by business line and by the mix of revenues within each business line. As a percentage of revenues, SG&A expenses are higher for construction operations than for agricultural and truck operations. As a percentage of revenues, SG&A expenses are lower for wholegoods sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense increased approximately $1.6 million, or 100.0%, from $1.6 million for the second quarter of fiscal 1998 to $3.2 million for the second quarter of fiscal 1999. The increase in interest expense was due to increased borrowings to fund the Company's continued growth through acquisitions, new store openings, expanding its inventories and enlarging its rental fleets. The Company's interest-bearing borrowings for the second quarter of fiscal 1998 were reduced by using a portion of the proceeds from the Company's initial public offering in January 1997.

INCOME TAXES

         The provision for taxes as a percentage of pretax income for the second quarter of fiscal 1999 and 1998 was an estimated rate of 40.7% and 40.0%, respectively.

NET INCOME

         Net income increased approximately $0.7 million, or 18.4%, to $4.5 million, or $0.34 per share, for the second quarter of fiscal 1999, compared to $3.8 million, or $0.29 per share, for the second quarter of fiscal 1998.

SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1997

REVENUES

         Revenues increased approximately $68.8 million, or 32.9%, from $209.1 million for the first six months of fiscal 1998 to $277.9 million for the first six months of fiscal 1999. Construction operations contributed approximately $47.4 million of this increase, with revenues increasing 40.1% to $165.6 million for the first six months of fiscal 1999. Construction revenues increased approximately $8.4 million due to the Company's acquisitions and new store openings since the second quarter of fiscal 1998. Agricultural revenues decreased approximately $2.5 million, with revenues for the first six months of fiscal 1999 decreasing 2.8% to $85.4 million. The decrease in agricultural revenues was a result of the Midwest farm economy causing the Midwest agricultural operations to report lower than anticipated results. Truck operations contributed approximately $23.9 million of the overall increase, with revenues increasing 796.7% to $26.9 million for the first six months of fiscal 1999. Truck revenues increased approximately $22.6 million due to the Company's acquisitions since the second quarter of fiscal 1998.

         Total wholegoods sales increased approximately $51.3 million, or 34.4%, from $149.3 million for the first six months of fiscal 1998 to $200.6 million for the first six months of fiscal 1999. Construction operations contributed approximately $38.6 million of this increase, with sales increasing 47.7% to $119.5 million. Of this increase, $2.8 million was due to the Company's acquisitions and new store openings since the second quarter of fiscal 1998. Agricultural wholegoods sales decreased approximately $6.2 million, with sales decreasing 9.3% to $60.6 million primarily as a result of the Midwest farm economy. Truck operations contributed approximately $18.9 million of the overall increase, with sales increasing 1,181.3% to $20.5 million. Of this increase, $17.9 million was due to the Company's acquisitions since the second quarter of fiscal 1998.

         Parts and service revenues increased approximately $14.5 million, or 27.0%, from $53.7 million for the first six months of fiscal 1998 to $68.2 million for the first six months of fiscal 1999. Of this increase, $6.0 million was due to the Company's acquisitions and new store openings since the second quarter of fiscal 1998.

         Rental revenues of $9.1 million were generated in the first six months of fiscal 1999 compared to $6.1 million in the first six months of fiscal 1998. The increase in rental revenues for the first six months of fiscal 1999 was primarily attributable to the Company's new store openings since the second quarter of fiscal 1998.

GROSS PROFIT

         Gross profit increased approximately $14.0 million, or 34.5%, from $40.6 million for the first six months of fiscal 1998 to $54.6 million for the first six months of fiscal 1999. Gross profit as a percentage of total revenues for the first six months of fiscal 1999 and 1998 was 19.7% and 19.4%, respectively. Gross profit is affected by the contribution of revenues by business line and by the mix of revenues within each business line. Revenues from construction operations provide the Company with higher gross margins than do agricultural and truck operations. Wholegoods sales provide the Company with lower gross margins than do parts and service and rental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percent of total revenues decreased from 13.5% for the first six months of fiscal 1998 to 13.4% for the first six months of fiscal 1999. Total SG&A expenses increased approximately $9.3 million, from $28.1 million for the first six months of fiscal 1998 to $37.4 million for the first six months of fiscal 1999. Approximately $3.2 million of the increase was due to the operations of the Company's acquisitions and new store openings since the second quarter of fiscal 1998. SG&A expenses are affected by the contribution of revenues by business line and by the mix of revenues within each business line. As a percentage of revenues, SG&A expenses are higher for construction operations than for agricultural and truck operations. As a percentage of revenues, SG&A expenses are lower for wholegoods sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense increased approximately $3.2 million, or 123.1%, from $2.6 million for the first six months of fiscal 1998 to $5.8 million for the first six months of fiscal 1999. The increase in interest expense was due to increased borrowings to fund the Company's continued growth through acquisitions, new store openings, expanding its inventories and enlarging its rental fleets. The Company's interest-bearing borrowings for the first six months of fiscal 1998 were reduced by using a portion of the proceeds from the Company's initial public offering in January 1997.

INCOME TAXES

         The provision for taxes as a percentage of pretax income for the first six months of fiscal 1999 and 1998 was an estimated rate of 40.7% and 40.0%, respectively.

NET INCOME

         Net income increased approximately $0.8 million, or 12.6%, to $7.0 million, or $0.53 per share, for the first six months of fiscal 1999, compared to $6.2 million, or $0.47 per share, for the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of wholegoods and replacement parts, acquisitions of additional locations and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), and commercial banks. In addition, in January 1997, the Company completed its initial public offering raising net proceeds of $68.3 million which were used in part to satisfy the Company's working capital needs.

         Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. Revolving credit agreements with Deutsche Financial Services and NationsBanc Leasing Corporation provide financing for rental equipment and inventory, respectively. The truck inventory is primarily financed with Associates Commercial Corporation and GMAC Financial Services. All lenders receive a security interest in the inventory financed.

         Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment and to encourage the purchase of wholegoods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other manufacturers. Deutsche Financial Services and NationsBanc Leasing Corporation provide financing using variable market rates of interest based on LIBOR. Associates Commercial Corporation and GMAC Financial Services provide financing using variable market rates of interest based on the prime rate.

         The Company periodically reviews the terms of its financing arrangements with its lenders, including the interest rate. For the first six months of fiscal 1999, the average interest rate was approximately 7.67% and for the first six months of fiscal 1998 was 8.42%. As of July 31, 1998, the Company had outstanding floor plan payables of approximately $212.3 million, of which $136.7 million was then interest-bearing.

         During the first six months of fiscal 1999, operating activities generated cash of approximately $13.0 million. The cash generated from operations resulted primarily from net income and from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from these operating activities were increases in trade receivables from customers and increases in the Company's inventories in preparation for seasonal increased sales levels for the third fiscal quarter.

         Cash used for investing activities during the first six months of fiscal 1999 was $27.6 million, which was primarily due to purchases of net assets of acquisitions and purchases of rental equipment. Cash provided by financing activities provided approximately $14.9 million. The primary source of cash from financing activities was issuance of long-term debt and increases in the Company's operating lines primarily to fund purchases of rental equipment.

         The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned capital expenditures for fiscal 1999.

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

YEAR 2000 COMPLIANCE

The Company uses software and related technologies throughout its business that will be affected by the date change in the year 2000. A study is well underway with both internal and third party resources to ensure that the Company's systems continue to meet its needs and those of its customers. The Company believes that any necessary modification, maintenance or replacement of existing computer systems or software will permit the Company to address this issue without significant operational problems. It is anticipated that these efforts will be complete by the summer of 1999, allowing time for testing. The Company is also requiring all of its major software and data service suppliers to be Year 2000 compliant, as well as requiring all of its major equipment suppliers, lending institutions and other vendors to inform the Company as to the status of their efforts to be Year 2000 compliant. Although the Company has not yet fully assessed the expense and related potential effect on the Company, the Company does not anticipate that compliance with year 2000 needs will have a material effect on the Company's financial position or results of operations.

SAFE HARBOR STATEMENT

         The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 24, 1998, in the Company's Form 8-K dated April 24, 1998, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including worldwide demand for agricultural products, world grain stocks, commodities prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the level of inventories in such industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; potential impact of the year 2000 on processing date-sensitive information; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which may be subject to revision. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

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


                                     RDO EQUIPMENT CO.
                                     (Registrant)

Date: August 31, 1998                By: /s/ Allan F. Knoll
                                         ---------------------------------------
                                         Allan F. Knoll
                                         Chief Financial Officer and Secretary
                                         (principal financial officer)



                                  EXHIBIT INDEX

ITEM NO.          ITEM                               PAGE OF THIS REPORT
--------          ----                               -------------------

27                Financial Data Schedule                     16