Form 10-Q
period 1998-10-31
RDO EQUIPMENT CO
filed 1998-12-15
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__.

     The number of shares outstanding of the registrant as of October 31, 1998:

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

                          PART I - FINANCIAL INFORMATON

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                    Three Months Ended          Nine Months Ended
                                                        October 31,                 October 31,
                                                 -----------------------     -----------------------
                                                    1998          1997          1998          1997
                                                 ---------     ---------     ---------     ---------
Revenues:
            Wholegoods sales                     $ 101,054     $  73,935     $ 301,681     $ 223,236
            Parts and service                       40,370        33,239       108,529        86,889
            Rental                                   9,028         4,327        18,176        10,444
                                                 ---------     ---------     ---------     ---------
                      Total revenues               150,452       111,501       428,386       320,569
Cost of revenues (Note 5)                          134,528        86,652       357,820       255,106
                                                 ---------     ---------     ---------     ---------
Gross profit                                        15,924        24,849        70,566        65,463
Selling, general and
    administrative expenses                         22,197        15,827        59,566        43,961
Restructuring charge (Note 5)                        2,200            --         2,200            --
                                                 ---------     ---------     ---------     ---------
                                                    24,397        15,827        61,766        43,961
            Operating income (loss)                 (8,473)        9,022         8,800        21,502
Interest expense                                    (4,278)       (2,017)      (10,076)       (4,612)
Interest income                                        738           390         1,069           930
                                                 ---------     ---------     ---------     ---------
            Income (loss) before income taxes
                  and minority interest            (12,013)        7,395          (207)       17,820
Benefit from (provision for) income taxes            4,889        (2,959)           84        (7,128)
                                                 ---------     ---------     ---------     ---------
Income (loss) before minority interest              (7,124)        4,436          (123)       10,692
Minority interest                                     (140)          (39)         (166)         (100)
                                                 ---------     ---------     ---------     ---------

Net income (loss)                                $  (7,264)    $   4,397     $    (289)    $  10,592
                                                 =========     =========     =========     =========

Net income (loss) per share -
           basic and diluted                     $   (0.55)    $    0.33     $   (0.02)    $    0.80
                                                 =========     =========     =========     =========

Weighted average shares outstanding-basic           13,182        13,181        13,182        13,180
                                                 =========     =========     =========     =========
Weighted average shares outstanding-diluted         13,182        13,355        13,182        13,293
                                                 =========     =========     =========     =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       October 31,     January 31,
(IN THOUSANDS)(UNAUDITED)                                     1998            1998
----------------------------------------------------------------------------------
ASSETS

Current assets:
            Cash and cash equivalents                  $       784     $        37
            Accounts receivable (less allowance)            59,220          36,204
            Receivables from affiliates                      1,444           1,361
            Inventories (Note 3, 5)                        242,087         220,841
            Prepaid expense                                  1,577             704
            Deferred income tax benefit                      8,690           1,450
                                                       -----------     -----------
                      Total current assets                 313,802         260,597

Property and equipment, net                                 62,099          37,469
Other assets:
            Deposits                                         1,252           1,765
            Goodwill and other intangibles, net of
                      accumulated amortization              36,306          19,601
                                                       -----------     -----------

                      Total assets                     $   413,459     $   319,432
                                                       ===========     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       October 31,    January 31,
(IN THOUSANDS)(UNAUDITED)                                                     1998           1998
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Floor plan payables (Note 4)                                $  224,428     $  163,988
            Notes payable and current maturities of long-term debt:
                      Banks and others                                      11,790          4,423
                      Affiliates                                            13,843          2,149
            Accounts payable                                                 8,804          7,376
            Accrued liabilities                                             13,451          9,619
            Customer advance deposits                                        1,422          3,043
            Dividends payable                                                  734            734
                                                                        ----------     ----------
                      Total current liabilities                            274,472        191,332

Long-term debt, net of current maturities:
            Banks and others                                                27,313         20,410
            Affiliates                                                       3,938          4,371

Deferred income taxes                                                        5,070          1,560
                                                                        ----------     ----------
                      Total liabilities                                    310,793        217,673

Minority interest                                                            1,885            689

Stockholders equity:
            Preferred stock                                                     --             --
            Common stocks-
                      Class A                                                   57             57
                      Class B                                                   75             75
            Additional paid-in-capital                                      84,471         84,471
            Retained earnings                                               16,178         16,467
                                                                        ----------     ----------

                      Total stockholders' equity                           100,781        101,070
                                                                        ----------     ----------

                      Total liabilities and stockholders' equity        $  413,459     $  319,432
                                                                        ==========     ==========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended October 31,
(IN THOUSANDS) (UNAUDITED)                                                                         1998             1997
------------------------------------------------------------------------------------------------------------------------
Operating activities:
            Net income (loss)                                                               $      (289)     $    10,592
            Adjustments to reconcile net income (loss) to net
              cash provided by operating activities -
                      Depreciation and amortization                                               6,845            3,883
                      Deferred income taxes                                                      (3,730)              --
                      Minority interest                                                             166              100
                      Change in operating assets and liabilities:
                                Accounts receivable                                             (14,056)         (17,254)
                                Inventories                                                      (4,424)         (53,902)
                                Prepaid expenses                                                   (647)              24
                                Deposits                                                            615             (338)
                                Floor plan payables                                              46,559           79,142
                                Accounts payable and accrued liabilities                          1,319           11,539
                                Customer advance deposits                                        (1,652)            (885)
                                                                                            -----------      -----------

                                           Net cash provided by operating activities             30,706           32,901

Investing activities:
            Net purchases of rental equipment                                                   (15,483)         (11,793)
            Net purchase of property and equipment                                               (4,349)          (2,578)
            Net assets of acquisitions                                                          (24,697)         (24,983)
            Other, net                                                                           (4,322)              54
                                                                                            -----------      -----------

                                           Net cash used for investing activities               (48,851)         (39,300)

Financing activities:
            Proceeds from issuance of long-term debt                                             13,920           12,926
            Payments on long-term debt                                                           (6,254)          (7,284)
            Proceeds from issuance of common stock                                                   --               24
            Payment of dividends                                                                     --              (96)
            Net proceeds from bank lines and short-term notes payable                            11,226              470
                                                                                            -----------      -----------

                                           Net cash provided by financing activities             18,892            6,040
                                                                                            -----------      -----------

Increase (decrease) in cash                                                                         747             (359)

Cash and cash equivalents, beginning of period                                                       37              459
                                                                                            -----------      -----------

Cash and cash equivalents, end of period                                                    $       784      $       100
                                                                                            ===========      ===========

Supplemental disclosures:
            Cash payments for interest                                                      $     9,666      $     4,059
                                                                                            ===========      ===========

            Cash payments for income taxes                                                  $     6,715      $     5,557
                                                                                            ===========      ===========

            Noncash investing and financing activities:
                      Increase in assets related to acquisitions of dealerships through
                                issuance and assumption of debt                             $    25,522      $    13,594
                                                                                            ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and nine months ended October 31, 1998 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. BUSINESS COMBINATIONS:

         During the first three quarters of fiscal 1999 and 1998, the Company made several acquisitions. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

         The following summarizes the net assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the periods indicated (in thousands):

                           Three Months Ended October 31,     Nine Months Ended October 31,
                           ------------------------------     -----------------------------
                                1998          1997                  1998           1997
                                ----          ----                  ----           ----
Assets acquired              $ 24,617      $     --              $ 50,219       $ 38,577
Less: liabilities assumed      11,721            --                25,522         13,594
                             --------      --------              --------       --------
Cash purchase price          $ 12,896      $     --              $ 24,697       $ 24,983
                             ========      ========              ========       ========
Number of acquisitions              2            --                     5              5
                             ========      ========              ========       ========

         Results of operations for the acquisitions made prior to October 31, 1998 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three and nine months ended October 31, 1998 and 1997, give effect to these acquisitions as if they were completed at the beginning of fiscal 1998. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                           Three Months Ended October 31,      Nine Months Ended October 31,
                           ------------------------------      -----------------------------
                                1998           1997                 1998           1997
                                ----           ----                 ----           ----
Revenues                      $151,452       $140,176             $464,816       $421,139
                              ========       ========             ========       ========
Net income                    $ (7,281)      $  4,585             $      4       $  1,478
                              ========       ========             ========       ========
Weighted average shares
      outstanding-basic         13,182         13,181               13,182         13,180
                              ========       ========             ========       ========
Weighted average shares
      outstanding-diluted       13,182         13,355               13,209         13,293
                              ========       ========             ========       ========
Net income per share -
      basic and diluted       $  (0.55)      $   0.34             $     --       $   0.86
                              ========       ========             ========       ========

3. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment and parts inventory. The specific identification method is used to determine cost for used equipment.

         Inventories consisted of the following at (in thousands):

                                                   October 31,     January 31,
                                                          1998            1998
                                                          ----            ----

New equipment                                         $181,140        $156,732
Used equipment                                          31,762          39,392
Parts and other                                         29,185          24,717
                                                      --------        --------
                                                      $242,087        $220,841
                                                      ========        ========

4. FLOOR PLAN PAYABLES:

         Floor plan payables are interest and noninterest-bearing financing arrangements for inventory. The terms of these arrangements generally include a one to twelve-month interest-free term followed by a term during which interest is charged. Floor plan payables consist of the following at (in thousands):

                                                   October 31,     January 31,
                                                          1998            1998
                                                          ----            ----

Interest-bearing                                      $169,628        $ 79,189
Noninterest-bearing                                     54,800          84,799
                                                      --------        --------
                                                      $224,428        $163,988
                                                      ========        ========

5. INVENTORY AND RESTRUCTURING CHARGES

         During the third quarter of fiscal year 1999, the Company initiated corporate actions designed to generate cash, to fund future growth opportunities, to discontinue non-strategic operations and to achieve more cost efficient operations. These initiatives were undertaken as the Company assessed current industry and financial market conditions, primarily the financial problems in the agricultural economy, that are projected to impact the Company's business over the next six to 18 months. These initiatives included one-time, non-recurring charges relating to inventory and asset writedowns, reserves and severance costs. The Company took a $15.0 million inventory charge which is included in cost of revenues and a $2.2 million restructuring charge in connection with asset writedowns and severance costs, which includes exiting the agricultural irrigation equipment business.

6. EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                         Three Months Ended October 31,     Nine Months Ended October 31,
                                         ------------------------------     -----------------------------
                                              1998            1997                1998           1997
                                              ----            ----                ----           ----
Net income available to
      common shareholders                   $(7,264)        $ 4,397             $  (289)       $10,592
                                            =======         =======             =======        =======

Weighted average number
      of shares outstanding - basic          13,182          13,181              13,182         13,180
Dilutive effect of stock
      options outstanding                        --             174                  --            113
                                            -------         -------             -------        -------
Common and potential common
      shares outstanding - diluted           13,182          13,355              13,182         13,293
                                            =======         =======             =======        =======

Basic and dilutive net income per share     $ (0.55)        $  0.33             $ (0.02)       $  0.80
                                            =======         =======             =======        =======

Net income and net income per share before the inventory and restructuring charges for the three and nine months ended October 31, 1998 was $2.9 million or $0.22 per basic and diluted share and $9.9 million or $0.75 per basic and diluted share, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing several acquisitions during the first three quarters of fiscal 1999. During the first two quarters of fiscal 1999, two heavy-duty truck dealerships were acquired in Minneapolis/St. Paul, Minnesota. One primarily supplied by Volvo and GMC, and the other by Mack. These two dealerships were consolidated into one Minneapolis/St. Paul location during the second quarter of fiscal 1999. The acquisition of two additional heavy-duty truck dealerships in Fargo and Grand Forks, North Dakota, primarily supplied by Volvo, GMC and Isuzu, was also completed during the second quarter. During the third quarter of fiscal 1999, four locations primarily engaged in the distribution, sale, service and rental of material handling equipment were acquired in Grand Island, Lincoln, and Omaha, Nebraska and Sioux City, Iowa. The Company also completed, during the third quarter of fiscal 1999, the acquisition of 89 percent of an agricultural equipment rental business located in Salinas, California. Total assets acquired relating to all of the above mentioned acquisitions were approximately $50.2 million with unaudited annual revenues of approximately $100.0 million.

         In addition to growth through acquisitions, the Company during the first two quarters of fiscal 1999 opened additional locations - four construction equipment rental locations in Tucson and Show Low, Arizona and Riverside and Temecula, California, and a Vermeer construction equipment store. The Company also commenced new construction equipment operations in Lake Havasu, Arizona. During the third fiscal quarter the Company opened a Hyster material handling store in Minneapolis, Minnesota. The results of operations of these acquisitions and openings are included in the Company's results of operations only for the periods after their applicable acquisition and opening dates.

         During the third quarter of fiscal 1999, the Company initiated a number of corporate actions designed to generate cash, to fund growth opportunities, to discontinue non-strategic operations and to achieve more cost efficient operations. These initiatives were undertaken as the Company assessed current industry and financial market conditions, primarily of the agricultural economy, that are projected to impact the Company's business over the next six to 18 months. The farm economies served by the Company's agricultural equipment dealerships have experienced severe financial problems due to recurring excess moisture and plant disease in the Midwest, reduced exports of food products to Asia, and continuing erosion of many crop prices worldwide. The Company also reviewed industry outlooks from manufacturers, forecasts and surveys by economists, investment analysts and governmental units, and the status of capital markets for raising equity and debt. These initiatives included one-time, non-recurring charges related to inventory and asset writedowns, reserves and severance costs. The Company took a $15.0 million inventory charge that enabled the Company to initiate a new and more aggressive pricing strategy with respect to wholegoods sales in the agricultural equipment business line. This charge is included in cost of revenues. In addition, the Company recorded a restructuring charge of $2.2 million in connection with asset writedowns and severance costs, which includes exiting the agricultural irrigation equipment business.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                   Three Months Ended October 31,      Nine Months Ended October 31,
                                   ------------------------------      -----------------------------
                                        1998          1997                  1998           1997
                                        ----          ----                  ----           ----
REVENUE DATA (IN MILLIONS):
Total revenues                        $ 150.5       $ 111.5               $ 428.4        $ 320.6
      Construction                       56.1%         59.6%                 58.4%          57.6%
      Agricultural                       26.6%         38.7%                 29.3%          40.9%
      Truck                              17.3%          1.7%                 12.3%           1.5%

Construction revenues                 $  84.4       $  66.5               $ 250.0        $ 184.6
      Wholegoods sales                   65.8%         67.4%                 70.0%          68.1%
      Parts and service                  25.3%         26.8%                 23.4%          26.8%
      Rental                              8.9%          5.8%                  6.6%           5.1%

Agricultural revenues                 $  40.0       $  43.1               $ 125.4        $ 131.1
      Wholegoods sales                   64.0%         65.1%                 68.8%          72.4%
      Parts and service                  32.3%         33.9%                 29.9%          26.9%
      Rental                              3.7%          1.0%                  1.3%           0.7%

Truck revenues                        $  26.1       $   1.9               $  53.0        $   4.9
      Wholegoods sales                   76.7%         54.6%                 76.5%          54.1%
      Parts and service                  23.3%         45.4%                 23.5%          45.9%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
      Wholegoods sales                   67.2%         66.3%                 70.4%          69.6%
      Parts and service                  26.8          29.8                  25.3           27.1
      Rental                              6.0           3.9                   4.3            3.3
                                      -------       -------               -------        -------
Total revenues                          100.0         100.0                 100.0          100.0

Gross profit                             10.6%(1)      22.3%                 16.5%(1)       20.4%
Selling, general and
      administrative expenses            14.8          14.2                  13.9           13.7
Restructuring charge                      1.4            --                   0.6             --
                                      -------       -------               -------        -------
                                         16.2          14.2                  14.5           13.7
Operating income (loss)                  (5.6)          8.1                   2.0            6.7
Interest expense, net                     2.4           1.5                   2.1            1.2
Provision for (benefit from) taxes       (3.2)          2.7                    --            2.2
                                      -------       -------               -------        -------
Net income (loss)                        (4.8)%         3.9%                 (0.1)%          3.3%
                                      =======       =======               =======        =======

(1) For the three and nine months ended October 31, 1998, gross profit as a percent of total revenues before the $15.0 million inventory charge was 20.6% and 20.0%, respectively.

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

REVENUES

         Revenues increased approximately $39.0 million, or 35.0%, from $111.5 million for the third quarter of fiscal 1998 to $150.5 million for the third quarter of fiscal 1999. Construction operations contributed approximately $17.9 million of this increase, with revenues increasing 26.9% to $84.4 million for the third quarter of fiscal 1999. Construction revenues increased approximately $5.7 million due to the Company's acquisitions and store openings since the third quarter of fiscal 1998. Agricultural revenues decreased approximately $3.1 million, with revenues for the third quarter of fiscal 1999 decreasing 7.2% to $40.0 million. The decrease in agricultural revenues was a result of the Midwest farm economy causing the Midwest agricultural operations to report lower than anticipated results, which was partially offset by revenues of $2.2 million from the Company's acquisitions since the third quarter of fiscal 1998. Truck operations contributed approximately $24.2 million of the overall increase in revenues, with revenues increasing 1,273.7% to $26.1 million for the third quarter of fiscal 1999. The increase in truck revenues was primarily attributable to the Company's acquisitions since the third quarter of fiscal 1998.

         Total wholegoods sales increased approximately $27.2 million, or 36.8%, from $73.9 million for the third quarter of fiscal 1998 to $101.1 million for the third quarter of fiscal 1999. Construction operations contributed approximately $10.7 million of this increase, with sales increasing 23.9% to $55.5 million. The Company's construction acquisitions and new store openings since the third quarter of fiscal 1998 resulted in wholegoods sales of $2.5 million in the third quarter of fiscal 1999. Agricultural wholegoods sales decreased approximately $2.5 million, or 8.9%, to $25.6 million primarily as a result of the Midwest farm economy. Truck operations contributed approximately $19.0 million of the increase in wholegoods sales, or 1,900.0%, to $20.0 million. The increase in truck wholegoods sales was primarily attributable to the Company's acquisitions since the third quarter of fiscal 1998.

         Parts and service revenues increased approximately $7.2 million, or 21.7%, from $33.2 million for the third quarter of fiscal 1998 to $40.4 million for the third quarter of fiscal 1999. The increase in parts and service revenues was primarily attributable to the Company's acquisitions and new store openings since the third quarter of fiscal 1998.

         Rental revenues of $9.0 million were generated in the third quarter of fiscal 1999 compared to $4.3 million in the third quarter of fiscal 1998, an increase of $4.7 million, or 109.3%. Rental revenues increased approximately $4.0 million due to the Company's acquisitions and store openings since the third quarter of fiscal 1998.

GROSS PROFIT

         Gross profit decreased approximately $8.9 million, or 35.9%, from $24.8 million for the third quarter of fiscal 1998 to $15.9 million for the third quarter of fiscal 1999. The decrease in gross profit was primarily attributable to the non-recurring $15.0 million inventory charge discussed above. Gross profit as a percentage of total revenues for the third quarter of fiscal 1999 and 1998 was 10.6% and 22.3%, respectively. Gross profit, as a percentage of total revenues before the $15.0 million inventory charge, was 20.6% for the third quarter of fiscal 1999. Gross profit is affected by the contribution of revenues by business line and by the mix of revenues within each business line. Revenues from construction operations provide the Company with higher gross margins than do agricultural and truck operations. Wholegoods sales provide the Company with lower gross margins than do parts and service and rental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percent of total revenues increased from 14.2% for the third quarter of fiscal 1998 to 14.8% for the third quarter of fiscal 1999. Total SG&A expenses increased approximately $6.4 million, from $15.8 million for the third quarter of fiscal 1998 to $22.2 million for the third quarter of fiscal 1999. Approximately $4.3 million of the increase was due to the operations of the Company's acquisitions and new store openings since the third quarter of fiscal 1998. SG&A expenses are affected by the contribution of revenues by business line and by the mix of revenues within each business line. As a percentage of revenues, SG&A expenses are higher for construction operations than for agricultural and truck operations and SG&A expenses are lower for wholegoods sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense increased approximately $2.3 million, or 115.0%, from $2.0 million for the third quarter of fiscal 1998 to $4.3 million for the third quarter of fiscal 1999. The higher levels of interest expense are due to the Company now operating at more normalized debt levels after having paid down debt following the initial public offering in January of 1997, the increased number of stores which has substantially expanded inventory levels and the need to maintain a larger equipment rental fleet to support the Company's expanded operations in this line of business.

INCOME TAXES

         The estimated benefit from and the provision for taxes as a percentage of pretax loss or income for the third quarter of fiscal 1999 and 1998 was 40.7% and 40.0%, respectively.

NET INCOME

         The Company reported a net loss of $(7.3) million, or $(0.55) per share for the third quarter of fiscal 1999, which includes a $15.0 million inventory charge and a $2.2 million restructuring charge compared to net income of $4.4 million, or $0.33 per share, for the third quarter of fiscal 1998. Net income and net income per share before inventory and restructuring charges for the third quarter of fiscal 1999 were $2.9 million and $0.22 per share, respectively.

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1997

REVENUES

         Revenues increased approximately $107.8 million, or 33.6%, from $320.6 million for the first nine months of fiscal 1998 to $428.4 million for the first nine months of fiscal 1999. Construction operations contributed approximately $65.4 million of this increase, with revenues increasing 35.4% to $250.0 million for the first nine months of fiscal 1999. Construction revenues increased approximately $10.5 million due to the Company's acquisitions and new store openings since the third quarter of fiscal 1998. Agricultural revenues decreased approximately $5.7 million, or 4.4%, to $125.4 million for the first nine months of fiscal 1999. The decrease in agricultural revenues was a result of the Midwest farm economy causing the Midwest agricultural operations to report lower than anticipated results which was partially offset by an increase in revenues of $2.2 million due to the Company's acquisitions since the third quarter of fiscal 1998. Truck operations contributed approximately $48.1 million of the overall increase, with revenues increasing 981.6% to $53.0 million for the first nine months of fiscal 1999. Truck revenues increased approximately $46.4 million due to the Company's acquisitions since the third quarter of fiscal 1998.

         Total wholegoods sales increased approximately $78.5 million, or 35.2%, from $223.2 million for the first nine months of fiscal 1998 to $301.7 million for the first nine months of fiscal 1999. Construction operations contributed approximately $49.3 million of this increase, with sales increasing 39.2% to $175.0 million. Of this increase, $5.1 million was due to the Company's acquisitions and new store openings since the third quarter of fiscal 1998. Agricultural wholegoods sales decreased approximately $8.7 million, or 9.2%, to $86.2 million for the first nine months of fiscal 1999, primarily as a result of the Midwest farm economy. Truck operations contributed approximately $37.9 million of the overall increase, with sales increasing 1,457.7% to $40.5 million. Of this increase, $36.7 million was due to the Company's acquisitions since the third quarter of fiscal 1998.

         Parts and service revenues increased approximately $21.6 million, or 24.9%, from $86.9 million for the first nine months of fiscal 1998 to $108.5 million for the first nine months of fiscal 1999. Of this increase, $13.2 million was due to the Company's acquisitions and new store openings since the third quarter of fiscal 1998.

         Rental revenues of $18.2 million were generated in the first nine months of fiscal 1999 compared to $10.4 million in the first nine months of fiscal 1998, an increase of $7.8 million, or 75.0%. Rental revenues increased approximately $4.5 million due to the Company's acquisitions and store openings since the third quarter of fiscal 1998.

GROSS PROFIT

         Gross profit increased approximately $5.1 million, or 7.9%, from $65.5 million for the first nine months of fiscal 1998 to $70.6 million for the first nine months of fiscal 1999. Gross profit for the first nine months of fiscal 1999 was decreased by the $15.0 million inventory charge as discussed above. Gross profit as a percentage of total revenues for the first nine months of fiscal 1999 and 1998 was 16.5% and 20.4%, respectively. Gross profit, as a percentage of total revenues before the $15.0 million inventory charge, for the first nine months of fiscal 1999 was 20.0%. Gross profit is affected by the contribution of revenues by business line and by the mix of revenues within each business line. Revenues from construction operations provide the Company with higher gross margins than do agricultural and truck operations. Wholegoods sales provide the Company with lower gross margins than do parts and service and rental revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses as a percent of total revenues increased from 13.7% for the first nine months of fiscal 1998 to 13.9% for the first nine months of fiscal 1999. Total SG&A expenses increased approximately $15.6 million, from $44.0 million for the first nine months of fiscal 1998 to $59.6 million for the first nine months of fiscal 1999. Approximately $7.1 million of the increase was due to the operations of the Company's acquisitions and new store openings since the third quarter of fiscal 1998. SG&A expenses are affected by the contribution of revenues by business line and by the mix of revenues within each business line. As a percentage of revenues, SG&A expenses are higher for construction operations than for agricultural and truck operations. As a percentage of revenues, SG&A expenses are lower for wholegoods sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense increased approximately $5.5 million, or 119.6%, from $4.6 million for the first nine months of fiscal 1998 to $10.1 million for the first nine months of fiscal 1999. The higher levels of interest expense are due to the Company now operating at more normalized debt levels after having paid down debt following the initial public offering in January of 1997, the increased number of stores which has substantially expanded inventory levels and the need to maintain a larger equipment rental fleet to support the Company's expanded operations in this line of business.

INCOME TAXES

         The estimated provision for taxes as a percentage of pretax income for the first nine months of fiscal 1999 and 1998 was 40.7% and 40.0%, respectively.

NET INCOME

         The Company reported a net loss of $(0.3) million, or $(0.02) per share for the first nine months of fiscal 1999, which includes a $15.0 million inventory charge and a $2.2 million restructuring charge compared to net income of $10.6 million, or $0.80 per share, for the first nine months of fiscal 1998. Net income and net income per share before inventory and restructuring charges for the first nine months of fiscal 1999 were $9.9 million and $0.75 per share, respectively.

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

         Floor plan financing from Deere and Deere Credit represents the primary source of financing for wholegoods inventories, particularly for equipment supplied by Deere. Revolving credit agreements with Deutsche Financial Services and NationsBanc Leasing Corporation provide financing for rental equipment and inventory, respectively. The truck inventory is primarily financed with Associates Commercial Corporation and GMAC Financial Services. All lenders receive a security interest in the inventory financed. In addition to floor plan financing supplied by manufacturers, the Company had approximately $40.0 million of unused credit commitments as of October 31, 1998.

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

         The Company periodically reviews the terms of its financing arrangements with its lenders, including the interest rate. For the first nine months of fiscal 1999, the average interest rate was approximately 7.60% and for the first nine months of fiscal 1998 was 8.31%. As of October 31, 1998, the Company had outstanding floor plan payables of approximately $224.4 million, of which $169.6 million was then interest-bearing.

         During the first nine months of fiscal 1999, operating activities generated cash of approximately $30.7 million. The cash generated from operations was primarily from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from these operating activities were increases in trade receivables from customers and increases in the Company's inventories.

         Cash used for investing activities during the first nine months of fiscal 1999 was $48.9 million, which was primarily due to purchases of net assets of acquisitions and purchases of rental equipment. Cash provided by financing activities provided approximately $18.9 million. The primary source of cash from financing activities was issuance of long-term debt and increases in the Company's operating lines primarily to fund purchases of rental equipment.

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

IMPACT OF YEAR 2000 ISSUES

         The Company uses both information technology ("IT") and non-IT systems and assets which will be affected by the date change in the year 2000. Many existing computer systems and related applications use only two digits to identify a year in the date field. As the year 2000 approaches, such programs may be unable to distinguish years beginning with 20 from years beginning with
19. In addition, such programs may not recognize the year 2000 as a leap year and fail to include February 29 as a date during the year 2000 or incorrectly include February 29 in years after 2000. As a result, date sensitive systems and related applications may fail, or may not process data accurately, before, during or after the year 2000. The Company is in the midst of an ongoing analysis to evaluate and address the potential for year 2000 issues to impact its operations and management of its businesses.

         The Company's dealership, equipment rental and financial services operations rely heavily upon third party systems to support critical day-to-day operations, including sales, inventory, service and parts operations, accounting functions, submitting warranty claims, ordering wholegoods and parts, reporting financial information, and receiving technical information for service activities. The Company has received and is relying upon assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and have been made available to the Company at no additional cost under existing maintenance agreements. The Company has installed these updates to make all business software applications year 2000 compliant. In addition, all application server hardware is year 2000 compliant. The Company will continue to evaluate these systems, and will monitor all hardware and software vendors to identify and implement any future releases of corrections relating to the year 2000.

         The Company is also attempting to verify that the critical services provided by external service providers, such as manufacturers and other suppliers, public utilities, financial institutions and credit bureaus with which the Company conducts business, will be available without interruption during the transition to the year 2000. Financial institutions with which the Company conducts critical business activities include floorplan lending sources and retail lending institutions. The Company's survey of suppliers is approximately ten percent complete, and the Company has not yet identified any suppliers who will not be year 2000 compliant. The Company expects to complete this survey by April 30, 1999. In the event third party service providers are unable to verify their ability to address year 2000 issues, the Company will explore alternative sources for such services.

         In addition to the critical systems and services noted above, the Company's operations use a variety of non-IT devices and systems containing embedded technology which may fail, or may not process data accurately, before, during or after the year 2000. Due to the nature of its operations, the Company has minimal exposure to embedded technology. Such non-critical devices and systems include personal computers, software applications, phone systems, control systems and alarms. The Company has begun evaluating the impact to its operations of such items and expects to complete this assessment and analysis by April 30, 1999. The completion of any necessary implementation and testing is planned for October 31, 1999. The Company expects to identify non-compliant personal computers and other non-IT equipment which will be replaced during 1999.

         Despite the Company's efforts, there is a risk not all possible problems associated with year 2000 issues will be corrected. Further, despite assurances that the Company has received or will receive, there can be no guarantee that the systems and services provided by vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant. In addition to risks associated with manufacturers and their year 2000 readiness, the Company believes that its largest risks are associated with utilities (e.g., electrical power, telephones, data communication lines) which are beyond the control of the Company. Any non-compliance could result in the reduction or shutdown of the retail sale of equipment, trucks, parts and ancillary products, which could have a material adverse effect on the Company.

         In connection with acquisitions, the Company attempts to determine beforehand whether a business being acquired is year 2000 compliant. But that objective is not always possible, and the Company may be unable to verify year 2000 compliance until after an acquisition is completed.

         All costs associated with evaluating and correcting year 2000 issues are expensed as incurred. To date, the costs associated with reviewing and correcting year 2000 issues have not been material. Costs of any new equipment will be expensed or capitalized over the asset's useful life, consistent with the Company's financial policies. The Company is evaluating the estimated cost of its year 2000 remediation program in concert with the review of year 2000 issues. The Company expects the total cost of these expenditures will be less than $250,000 of which approximately $50,000 will be expensed and $200,000 capitalized.

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 24, 1998, in the Company's Form 8-K dated April 24, 1998, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the level of inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties, including potential impact of the year 2000 on processing date-sensitive information, which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which may be subject to revision. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not currently applicable to the Company.

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      EXHIBITS.

                 The exhibits are listed in the Exhibit Index on page 17 of this Report.

        (b)      REPORTS ON FORM 8-K.

                 The Company filed a Current Report on Form 8-K dated October 27, 1998 - Item 7(c). Attached to that Current Report was a copy of a news release issued by the Company on October 27, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date:  December 10, 1998               By: /s/ Allan F. Knoll
                                           -----------------------------------
                                           Allan F. Knoll
                                           Chief Financial Officer and Secretary
                                           (principal financial officer)

                                  EXHIBIT INDEX

ITEM NO.      ITEM                                    PAGE OF THIS REPORT
--------      ----                                    -------------------

27            Financial Data Schedule                         18