Form 10-K405
period 1999-01-31
RDO EQUIPMENT CO
filed 1999-04-29
CIK 1023902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common equity held by persons other than directors and officers was approximately $37.8 million as of April 9, 1999. At that date, 5,731,008 shares of Class A Common Stock and 7,450,492 shares of Class B Common Stock were outstanding for a total of 13,181,500 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the annual report to shareholders for the year ended January 31, 1999 (the "1999 Annual Report") are incorporated by reference in
Part II. Portions of the proxy statement for the annual meeting to be held on June 3, 1999 ("1999 Proxy Statement") are incorporated by reference in Part III.

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


                                     PART I
ITEM 1.     BUSINESS.

GENERAL

            The Company is one of the leading and fastest growing companies engaged in the restructuring and consolidation of the equipment and truck retail industries. It specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. The Company operates 66 retail stores in 11 states - Arizona, California, Iowa, Minnesota, Montana, Nebraska, Nevada, North Dakota, South Dakota, Texas and Washington. Its stores include the largest network of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America. The Company believes that its network of stores enables it to achieve benefits by increasing operational synergies. The Company expects to continue to expand through future acquisitions of agricultural, construction, material handling and truck dealerships and through the future opening and acquisition of equipment rental stores.

            New products sold by the Company are supplied primarily by Deere, which is a leading manufacturer and supplier of construction and agricultural equipment in North America. Sales of new Deere equipment by the Company accounted for approximately 62% of the Company's new product sales in fiscal 1999. No other supplier accounted for more than 10% of the Company's new product sales in fiscal 1999. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

            For the fiscal year ended January 31, 1999, the Company's revenues were generated from the following areas of business:

               New equipment and truck sales..................... 54%
               Used equipment and truck sales.................... 16%
               Product support (parts and service revenues)...... 25%
               Equipment rental..................................  4%
               Financial services................................  1%

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

GROWTH STRATEGY

            The key elements of the Company's growth strategy are:

            INCREASING MARKET SHARE. The Company seeks to increase its market share by enhancing customer service and generating customer loyalty. To accomplish this objective, the Company offers a broad range of products, utilizes aggressive marketing programs, trains its employees to have a strong customer orientation, employs state-of-the-art service equipment, and maintains a computerized real-time inventory system. Each store offers a broad array of products based on the nature of that store's customer base. As the installed base of equipment and trucks expands, the Company has the opportunity to generate additional parts and service business and trade-ins. The Company's finance subsidiary also assists in structuring transactions to meet the needs of its customers. The Company believes that each customer's experience with the Company's parts and service departments and other value-added services can positively influence such customer's overall satisfaction. Parts and service, rental and finance revenues currently have higher profit margins than equipment and truck sales. The Company also has diversified its business into complementary fields to serve its customers' needs, expand its customer base, and enhance its revenues.

            PURSUING ADDITIONAL ACQUISITIONS. Acquisitions are expected to continue to be an important element of the Company's growth strategy, particularly given the consolidation trends among equipment and truck retailers. Due to the Company's leadership position, access to capital and track record in completing and integrating acquisitions, the Company believes that attractive acquisition candidates will continue to become available to the Company. The Company believes that its management team has substantial experience in evaluating potential acquisition candidates and determining whether a particular retailer can be successfully integrated into the Company's existing operations, i.e., whether the operations of an acquisition candidate can be enhanced by utilizing the Company's operating model and being part of the Company's network of stores. Upon consummation of each acquisition, the Company integrates the retailer into its operations by implementing the Company's operating model and seeks to enhance the acquired retailer's performance within its target market. Integration of an acquisition generally is completed within the first six to 12 months, although it can take several years before the benefits of the Company's operating model, store network, strategies and systems are fully realized. Generally, manufacturers require that their prior approval be given to prospective acquisitions of their dealerships.

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

            CAPITALIZING ON DIVERSITY OF OPERATIONS. A major focus of the Company's strategy has been to expand its stores into geographic areas that have a large base of activity and that provide the Company with opportunities to continue to develop its store network. The Company has also focused on expanding into industries in which product distribution is highly fragmented and the Company's operating model can be implemented. The Company believes that its business diversification has significantly increased its customer base, while also mitigating the effects of industry-specific economic cycles. Similarly, the Company's geographic diversification into regions outside its initial base in the Midwest helps to diminish the effects of seasonality and weather, as well as local and regional economic fluctuations.

ACQUISITIONS, STORE OPENINGS AND DEALER APPOINTMENTS IN FISCAL 1999

            During fiscal 1999, the Company made the following acquisitions:

                  * Volvo truck dealership in Minneapolis/St. Paul, Minnesota which had annual revenues of approximately $12 million.

                  * Mack truck dealership in Minneapolis/St. Paul, Minnesota (and was subsequently consolidated with the Twin Cities Volvo truck operations) which had annual revenues of approximately $35 million.

                  * Volvo and GMC truck dealerships in Fargo and Grand Forks, North Dakota which had annual revenues of approximately $31 million.

                  * Agricultural equipment rental business in Salinas, California which had annual revenues of approximately $10 million.

                  * Material handling equipment business in Grand Island, Lincoln and Omaha, Nebraska and Sioux City, Iowa which had annual revenues of approximately $12 million.

                  * Construction equipment rental business in Las Vegas, Nevada which had annual revenues of less than $1 million.

            In addition, the Company opened new construction equipment rental stores in Show Low and Tucson, Arizona and Riverside and Temecula, California, opened a new Vermeer construction equipment store in Minneapolis/St. Paul, Minnesota, opened a new material handling equipment store in Minneapolis/ St. Paul, and was appointed a Hyster lift truck dealer for the upper Midwest.

            On February 3, 1999, the Company announced its acquisition of a Volvo truck dealership with full-service truck centers located in Dallas and Ft. Worth, Texas. This dealership had annual revenues of approximately $33 million.

CONSTRUCTION EQUIPMENT OPERATIONS

            The Company estimates that North American retail sales of new construction equipment in its target product market (light to medium applications) in calendar 1998 totaled over $6 billion. Deere is one of the leading suppliers of construction equipment in North America for light to medium applications and offers a broad array of products. Currently, the Company believes Deere has approximately 100 construction dealers which operate approximately 420 main stores and sales and service centers in North America. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products.

            The Company believes it is the largest Deere construction equipment dealer in North America, both in number of stores and total purchases, accounting for approximately seven percent of Deere's North American construction equipment sales in calendar 1998. As of the end of fiscal 1999, the Company operated 25 Deere construction equipment stores located in metropolitan areas in Arizona, Southern California, Minnesota, Montana, North Dakota, South Dakota and Central Texas.

            Customers of the Company's construction equipment stores are diverse and include contractors, for both residential and commercial construction, utility companies, and federal, state and local government agencies. The Company's stores provide a full line of equipment for light to medium size applications and related product support to their customers. Primary products include John Deere backhoes, excavators, crawler dozers and four-wheel-drive loaders. The Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment primarily taken as trade-ins.

            The Company's construction equipment stores are located in areas with significant construction activity, including Austin, Dallas/Fort Worth, southeastern Los Angeles, Minneapolis/St. Paul, Phoenix, San Antonio and San Diego. Each construction equipment store displays a broad array of new and used equipment and has a series of fully-equipped service bays to provide on-site service and maintenance of construction equipment. The Company believes it has a competitive advantage over other construction equipment dealers given its ability to draw on its network of construction stores for equipment and parts, the focus on used equipment and the economies of scale inherent in its centralized administrative, purchasing and inventory management functions.

CONSTRUCTION EQUIPMENT RENTAL OPERATIONS

            The Company estimates that the North American construction equipment rental industry was over $15 billion in calendar 1998 with over 15,000 equipment rental companies. The growth in this industry is being driven primarily by construction and industrial companies that are increasingly outsourcing their equipment needs to reduce their investment in non-core assets and to convert equipment costs from fixed to variable.

            The Company maintains a rental fleet of construction equipment (ranging from hand-held items to excavators), primarily through its 13 RDO Rental Co. equipment rental stores located in Arizona, Nevada and Southern California. The Company rents construction equipment to customers on a short-term basis, generally for a specified number of days or weeks, at competitive rates. The Company believes that its rental operations will continue to benefit from the trend among businesses to outsource operations, including equipment ownership, in order to minimize their capital investment in equipment as well as reducing or eliminating the down-time, maintenance, repair and storage costs associated with equipment ownership. Used rental equipment is then sold by the Company, generally after 36 to 48 months of service. The Company believes that the rental business will be an area of growth for it as the Company expands its operations in Arizona, Nevada and California, as well as in its Midwest and Texas operations. The Company believes that its network of construction equipment stores support the sale of the used equipment retired from its rental fleet through the ability to relocate used equipment to various geographic regions based on market demand, the access to an expanded customer base, and the availability of trained personnel to service the used equipment to enhance its resale value.

AGRICULTURE OPERATIONS

            The Company estimates that North American retail sales of new agricultural equipment in its target product market in calendar 1998 totaled over $10 billion. Deere is the leading supplier of agricultural equipment in North America. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. Currently, the Company believes Deere has approximately 1,200 agricultural dealers which operate approximately 1,700 stores in North America.

            The Company believes it is the largest Deere agricultural equipment dealer in North America, both in number of stores and total purchases, accounting for approximately 1.7 percent of Deere's North American agricultural sales in calendar 1998. As of the end of fiscal 1999, the Company operated 15 Deere agricultural equipment stores located in Arizona, Southern California, Minnesota, North Dakota, South Dakota and Washington.

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

            The Company also conducts an agricultural equipment rental business in California which it acquired during fiscal 1999. The Company believes that the agricultural equipment rental business is a growing trend for many of the same factors driving the growth in construction equipment rental, especially in the western, southwestern and south central regions of the United States. The Company believes that its dealerships and rental operations complement and support each other.

            In October 1998 the Company announced plans to exit the agricultural irrigation equipment business and its store located in Wadena, Minnesota. These assets were subsequently sold in November 1998.

TRUCK OPERATIONS

            The Company estimates that North American retail sales of heavy-duty trucks in calendar 1998 exceeded $10 billion. Mack Trucks, Inc. and Volvo AB are leading suppliers of heavy-duty trucks in North America. Mack has approximately 190 dealers which operate approximately 260 stores in North America, while Volvo has approximately 160 dealers which operate approximately 160 stores in North America. Each Mack or Volvo truck dealer is assigned designated geographical areas of responsibility within which it has the right to sell new trucks made by the truck manufacturer.

            The Company operates Mack truck centers in Minneapolis/St. Paul, Minnesota and in Fargo and Grand Forks, North Dakota. Its Volvo truck centers are located in Minneapolis/St. Paul, Minnesota, in Fargo and Grand Forks, North Dakota, and in Dallas and Ft. Worth, Texas. The Company's truck centers in Fargo, Grand Forks, Dallas and Ft. Worth also sell and service GMC trucks, and its stores in Fargo and Grand Forks also handle Isuzu trucks. The Company's truck centers are located in high truck traffic areas on or near major highways.

            Trucks sold by the Company are generally classified as "Class 8" by the American Automobile Manufacturers Association (a minimum gross vehicle weight rating above 33,000 pounds). They are primarily used for over-the-road and off-highway transportation of general freight and various vocational applications including the hauling of construction materials, logging, mining, petroleum, refuse, waste and other specialty uses. Customers generally purchase these trucks for commercial purposes which are outfitted to perform according to the user's specifications.

            The Company's truck centers display a broad array of new and used trucks and have fully-equipped service bays to provide on-site service and maintenance of trucks, including body shops. The Company believes its operating model gives it a competitive advantage over other truck dealers. In addition, its truck operations and construction equipment operations have common customers which presents opportunities for marketing, selling and operating synergies.

MATERIAL HANDLING OPERATIONS

            The Company estimates that North American retail sales of lift trucks and other material handling equipment in its target product market in calendar 1998 exceeded $5 billion. Hyster Company (part of the material handling group of NACCO Industries, Inc.) is a leading supplier of lift trucks in North America. Hyster has approximately 50 dealers which operate approximately 100 stores in North America. Each Hyster dealer is assigned designated geographical areas of responsibility within which it has the right to sell new Hyster lift trucks and parts. During fiscal 1999, the Company was appointed a Hyster lift truck dealer for the upper Midwest - Minnesota, Nebraska, North Dakota, South Dakota, western Iowa and northwestern Wisconsin.

            Hyster lift trucks (also referred to as forklift trucks or forklifts) are used in a wide variety of business applications, including manufacturing and warehousing. The principal categories of lift trucks include electric rider, electric narrow-aisle and electric-motorized hand forklift trucks primarily for indoor use and internal combustion engine forklift trucks for indoor or outdoor use.

            Shortly after its appointment as a Hyster dealer in fiscal 1999, the Company acquired the operating assets of two companies engaged in the distribution, sale, service and rental of material handling equipment with stores located in Grand Island, Lincoln and Omaha, Nebraska and Sioux City, Iowa. This acquisition provided the Company with an established platform which complemented its Hyster operations, including aerial and high-reach man lifts manufactured by Genie, Grove, Skyjack and Upright and other equipment used to move, protect, store or control products and materials in manufacturing and distribution.

            The Company conducts its material handling operations from 11 locations in the upper Midwest of which five locations are dedicated solely to material handling equipment. The other locations consist of several of the Company's agricultural and construction equipment stores in Minnesota and North Dakota. Each store displays a broad array of equipment for sale or rent, and has fully-equipped service bays to provide on-site service and maintenance. Customers include commercial, manufacturing, trucking and warehousing businesses, some of which have fleets of material handling equipment to be maintained. The Company believes its operating model gives it a competitive advantage over other material handling equipment retailers, and that its other operations have common customers with its material handling operations which presents opportunities for marketing, selling and operating synergies.

USED EQUIPMENT AND TRUCKS

            The Company believes that an integral part of its operations is the handling of used equipment and trucks. Accordingly, the Company has established a division which assists in the valuation of used products which the Company receives in trade-ins, assists in the purchase of used products for sale or rent by its dealership and rental operations, and supports the sale of used products received as trade-ins or retired from its rental operations. This division also actively purchases and remarkets on the open market used equipment manufactured by companies other than Deere such as Caterpillar Inc. ("Caterpillar"), Komatsu Corporation ("Komatsu") and Volvo AB. The Company's used equipment division primarily operates in North America, and is expanding its international activities into Europe and South America.

PARTS AND SERVICE

            The Company's stores offer a broad range of replacement parts and fully-equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for its operations. Each store includes service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company. The construction equipment stores located in Dallas, Texas; Minneapolis, Minnesota; and Riverside, California also operate undercarriage shops for all makes and sizes of crawler equipment.

FINANCIAL SERVICES

            The Company's finance subsidiary, RDO Financial Services Co., provides equipment and truck loans and leases to the customers of the Company's retail network. In fiscal 1999, this subsidiary developed strategic partnerships with vendors of financial products, as well as additional services such as revolving credit, farm land financing, extended warranties, credit life insurance and casualty insurance, which are sold to the Company's customers.

            The Company believes that there is a growing trend in the equipment and truck distribution business toward selling new and used products with financing and service contracts. In addition, financing incentives are becoming an important element in the Company's selling efforts. Customers are increasingly wanting to purchase products from retailers who can also provide financing and other products and services of the types being offered by the Company.

INVENTORY AND ASSET MANAGEMENT

            The Company maintains substantial inventories of equipment, trucks and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory of agricultural equipment and parts in advance of its second and third fiscal quarters, which historically have higher sales, to ensure that it will have sufficient inventory available to meet the needs of its agricultural customers and to avoid shortages or delays.

            The Company maintains a database on sales and inventory, and has a centralized real-time inventory control system. This system enables each store to access the available inventory of the Company's other stores before ordering additional items from the supplier. As a result, the Company minimizes its investment in inventory while effectively and promptly satisfying its customers' needs. Using this system, the Company also monitors inventory levels and mix in its network and at each store and makes adjustments as needed in accordance with its operating plan.

INVENTORY FINANCING

            Having adequate equipment, trucks and parts inventories at each of the Company's stores is important to meeting its customer needs and to its sales. Accordingly, the Company attempts to maintain at each store, or have readily available at other stores in its network, sufficient inventory to satisfy anticipated customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for agricultural equipment. The cost of financing its inventory is an important factor affecting the Company's results of operations. In its truck segment, the cost of floor plan financing of truck inventories has a direct relationship to the volume of retail loans and leases originated on behalf of the floor plan supplier.

            Floor plan financing from Deere, Deere Credit Services, Inc. ("Deere Credit")and NationsBanc Leasing Corporation ("NationsBanc") represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates Commercial Corporation ("Associates"), General Motors Acceptance Corporation ("GMAC") and Volvo Commercial Finance LLC The Americas. Rental equipment financing is primarily provided by Associates, Deutsche Financial Services Corporation ("Deutsche") and Deere Credit. All lenders generally receive a security interest in the inventory or rental equipment being financed.

CUSTOMER FINANCING OPTIONS

            Financing options for customer purchases support the sales activities of the Company. Financing for purchases by the Company's customers are available through programs offered by the Company's finance subsidiary, by manufacturer-sponsored sources (such as Deere Credit) and by major finance companies (such as Associates). The Company's finance subsidiary coordinates arrangements for most of the Company's customers who request financing. The Company does not grant extended payment terms.

PRODUCT WARRANTIES

            Warranties for new products and parts are generally provided by the manufacturer. The term and scope of these warranties vary greatly by manufacturer and by product. The Company does not provide additional warranties to retail purchasers of new products. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used products "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. The Company also sells a warranty product offered by Deere on new and used equipment. The Company itself has not generally provided additional warranties.

COMPETITION

            The Company's construction equipment stores compete with distributors of equipment produced by manufacturers other than Deere, including Case Corporation ("Case"), Caterpillar and Komatsu. The Company also faces competition from distributors of manufacturers of specific types of construction equipment, including JCB backhoes, Kobelco excavators, Komatsu wheel loaders and crawler dozers, and Bobcat skid loaders. The Company's agricultural equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Case, Caterpillar and New Holland N.V., a subsidiary of Fiat. The Company's agricultural equipment stores also compete with other Deere agricultural dealerships. Competing Deere agricultural stores may be located in close proximity to one of the Company's agricultural equipment stores.

            The Company's equipment rental stores compete with other equipment rental companies, including equipment dealers. Equipment rental businesses generally make available for short-term rent used equipment manufactured by the foregoing manufacturers, including those who are suppliers to the Company.

            The Company's truck centers compete with distributors of trucks produced by manufacturers other than Mack and Volvo, including DaimlerChrysler AG (Freightliner and Sterling), Ford Motor Co., Navistar International Corp. and Paccar Inc. (Peterbilt and Kenworth). The Company's material handling stores compete with distributors of lift trucks produced by manufacturers other than Hyster, including Clark Material Handling Company, Crown Equipment Corporation, Nissan Motor Co., Toyota Motor Corp. and another division of the NACCO material handling group (Yale), and with other equipment rental companies which rent aerial and high-reach man lifts, lift trucks and other material handling equipment.

            Competition among equipment and truck retailers is primarily based on price, value, reputation, quality, design and performance of the products offered by the retailer, the customer service and product servicing provided by the retailer, and the accessibility of the retailer's stores. The Company believes that its store locations, broad product lines, quality products, product support and other customer and financial services enable it to compete effectively.

BACKLOG

            The Company's truck operations sell approximately two-thirds of their new heavy-duty trucks by customer order, with the remainder sold out of inventory. The general time period from order placement to delivery is currently three to eight months. At January 31, 1999, the Company's backlog of confirmed truck orders (including orders from fleet customers who typically place orders up to one year in advance of scheduled delivery dates) was approximately $41.4 million. The Company expects to fill all of these orders during fiscal 2000.

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

            DEERE DEALERSHIP AGREEMENTS - OTHER PROVISIONS. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. In addition, Deere has the right to have input into the selection of Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. In addition, without the consent of Deere, the Company is prohibited from making acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the equity-to-assets ratio of the Company's Deere dealerships is below 30%, as calculated by Deere under the agreement, or if such ratio would fall below 30% as a result of such action. As of the end of fiscal 1999, the Company has calculated the equity-to-assets ratio of the Company's Deere dealerships to be 31%. In the event of Mr. Offutt's death, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

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

            VOLVO AGREEMENTS. In May 1998, the Company and Volvo announced a framework arrangement under which the Company is expanding its presence in Volvo's truck distribution system by acquiring additional dealer locations as well as being awarded franchises for locations where no Volvo dealer exists. This arrangement includes financing and other assistance from Volvo to assist in acquiring, opening and operating Volvo truck dealership locations. Financing from Volvo is forgiven or repaid based upon the performance of a dealership after the Company acquires or opens it.

            Under its dealer agreements with Volvo, the Company is an authorized, exclusive retail dealer of new Volvo trucks and parts in the territories around its Volvo truck centers. The Company is required, among other things, to meet sales, service and facilities criteria established by Volvo and to maintain appropriate inventories of trucks and parts. The Company must also provide Volvo with financial and planning documents on a regular basis and provide warranty repairs on covered Volvo trucks. The Company is granted the right to use various Volvo trademarks in the conduct of its business and the benefit of Volvo materials and training.

            Volvo dealer agreements generally provide for an initial term of up to five years, and are extended annually. It is Volvo's stated objective that dealer agreements continue in effect indefinitely so long as the Company satisfies its obligations and meets its objectives. Volvo may terminate a dealer agreement upon the occurrence of a material breach enumerated in the agreement which are typical of dealership agreements generally. Volvo also can reduce or change the scope of the territories associated with the Company's Volvo truck dealerships.

            OTHER SUPPLIERS. The Company is an authorized dealer at various stores for suppliers of other products. The terms of such arrangements vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days), upon a change of control, and in the event of Mr. Offutt's death.

INTELLECTUAL PROPERTY RIGHTS

            RDO Equipment Co. is a registered service mark owned by the Company. John Deere is a registered trademark of Deere & Company, the Company's use of which is authorized under the Deere dealership agreements. Trademarks and tradenames with respect to new equipment and trucks obtained from manufacturers other than Deere are licensed from their respective owners. The Company historically has operated each of its dealerships under either the RDO Equipment Co. service mark and tradename or, for purposes of continuity at a particular store if there was strong local name recognition and customer loyalty, the name historically used by the dealership in that location. Each dealership store is generally identified as an authorized dealer or representative of the manufacturer or manufacturers of the equipment, trucks or other products sold at the store, and may also display signs of other suppliers.

ENVIRONMENTAL AND GOVERNMENTAL REGULATIONS

            The Company's operations are subject to numerous federal, state and local rules and regulations, including laws and regulations designed to regulate workplace health and safety, to protect the environment and to regulate the discharge of materials into the environment, primarily relating to its service operations. Based on current laws and regulations, the Company believes that it is in compliance with such laws and regulations and that its policies, practices and procedures are designed to prevent unreasonable risk of environmental damage or violation of environmental laws and regulations and any resulting material financial liability to the Company. The Company is not aware of any federal, state or local laws or regulations that have been enacted or adopted, the compliance with which would have a material adverse effect on the Company's results of operations or would require the Company to make any material capital expenditures. No assurance can be given that future changes in such laws or regulations or changes in the nature of the Company's operations or the effects of activities of prior occupants or activities at neighboring facilities will not have an adverse impact on the Company's operations.

            The Company's truck operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety standards promulgated by the U.S. Department of Transportation and various state motor vehicle regulatory agencies. State and local laws and regulations require each truck dealership to obtain licenses to operate as a dealer in heavy-duty vehicles. The Company believes that its truck operations are in compliance with all federal, state and local laws and regulations and that it has obtained all necessary licenses and permits.

            The Company's financial services operations are subject to laws and regulations with respect to financing, commercial finance regulations that may be similar to consumer finance regulations in some states, including those governing interest rates and charges, maximum amounts and maturities of credit and customer disclosure of transaction terms. The Company's insurance products and services are subject to laws and regulations with respect to insurance, licensing, insurance premiums, financing rates and insurance agencies. The Company believes that it is in compliance with these laws and regulations.

EMPLOYEES

            As of January 31, 1999 the Company employed 1,554 full-time employees. Of this number, 25 employees were located at the Company's corporate offices and employed in corporate administration. The remaining employees were involved in the Company's operations: 785 in construction operations, 363 in agriculture operations, 171 in truck operations, 173 in rental operations and 37 in financing and related services. None of the Company's employees are covered by a collective bargaining agreement.

CERTAIN IMPORTANT FACTORS

            In addition to the matters discussed above, there are important factors that could cause the Company's future results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Many of these important factors are identified and discussed in greater detail in the Company's Form 8-K dated April 23, 1999, and in other filings with the Securities and Exchange Commission (the "SEC"). Some of these important factors (but not necessarily all important factors) include the following:

            a. General economic conditions worldwide and locally, including agricultural industry cycles, construction spending, federal, state and local government spending on highways and other construction projects, housing starts, interest rates, fuel prices, currency exchange rates, customer business cycles, climatic phenomena such as La Nina and El Nino, and customer confidence in the economy;

            b. The length of the crop growing season, farm cash income, farmer debt levels, adverse weather, animal and plant diseases, crop pests, harvest yields, world grain stocks, commodity prices, real estate values, government farm programs, and the confidence of the Company's agricultural customers in the farm economy;

            c. Changes in governmental regulations, and legislation primarily relating to agriculture, the environment, commerce and government spending on infrastructure;

            d. The positions of Deere and other manufacturers with respect to publicly traded dealers, dealer consolidations and specific acquisition opportunities;

            e. The overall success of Deere and the Company's other suppliers;

            f. The manufacture and delivery of competitively-priced, high quality equipment, trucks and parts by the Company's suppliers in quantities sufficient to meet the requirements of the Company's customers on a timely basis;

            g. The incentive and discount programs provided by Deere and the Company's other suppliers, and their promotional and marketing efforts for the Company's products;

            h. The introduction of new and innovative products by the Company's suppliers;

            i. Capital needs of the Company and the status of markets for equity and debt financing;

            j. The availability and terms of floor plan, customer and other financing;

            k. Risks associated with growth, expansion and acquisitions, including the management of growth;

            l.    Integration and successful operation of acquired businesses;

            m. Securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks;

            n.    Availability, sufficiency and cost of insurance;

            o. Operating and financial systems to manage rapidly growing operations;

            p. Potential impact on the Company and its suppliers of the year 2000 on processing date-sensitive information; and

            q.    Continued availability of key personnel.

ITEM 2.     PROPERTIES.

            As of the end of fiscal 1999, the Company owned the real estate for nine of its stores, leased its executive offices and 23 stores from an Offutt Entity (as defined in Item 4A below), leased an administrative office and six stores from other related parties, and leased three administrative offices and 26 stores from unrelated third parties. Lease terms range from one to 11 years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.


ITEM 3.     LEGAL PROCEEDINGS.

            There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.


ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT.

            The executive officers of the Company, their ages and offices held are as follows:

NAME                  AGE     OFFICE
----                  ---     ------

Ronald D. Offutt      56      Chairman of the Board and Chief Executive Officer

Paul T. Horn          56      President and Chief Operating Officer

Allan F. Knoll        55      Secretary

Thomas K. Espel       40      Chief Financial Officer

Richard J. Moen       51      Chief Administrative Officer and Treasurer

Charles Calhoun       46      Executive Vice President - Used Equipment Division

Steven B. Dewald      38      Senior Vice President - RDO Financial Services Co.

H. David Frambers     55      Executive Vice President - Emerging Divisions

William R. Hutton     51      President - RDO Rental Co.

Mark A. Doda          36      Senior Vice President and Controller

-------------------

            RONALD D. OFFUTT is the Company's founder, Chairman, Chief Executive Officer and principal stockholder. He has served as a member of the Company's Office of the Chairman since December 1998, and served as President of the Company from its formation in 1968 until August 1996. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, the "Offutt Entities") which are engaged in a variety of businesses such as farming, food processing, auto dealerships and agricultural financing activities, some of which transact business with the Company. Mr. Offutt spent approximately one-half of his time on business of the Company during fiscal 1999. He serves on the Board of Directors of High Plains Corporation, an ethanol producer based in Wichita, Kansas. Mr. Offutt is Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the brother-in-law of Larry E. Scott, the Company's Senior Vice President - Southwest Construction Division and the father of Christi J. Offutt, the Company's Vice President - Strategic Development.

            PAUL T. HORN has served as a member of the Company's Office of the Chairman since December 1998, as President of the Company since August 1996, and as Chief Operating Officer and a director of the Company since 1986. Prior to October 1, 1996, he was an employee of Offutt Co. and spent approximately one-fourth of his time on the business of the Company. Since such date, he has been an employee of the Company and has spent substantially all of his time on the business of the Company. Mr. Horn serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Horn currently serves as Vice Chairman of the Board of Directors of Northern Grain Company, a regional grain elevator. Mr. Horn is a graduate of Michigan State University with degrees in Business Administration and Agronomy.

            ALLAN F. KNOLL has served as a member of the Company's Office of the Chairman since December 1998, and as Secretary and a director of the Company since 1974. He served as Chief Financial Officer of the Company from 1974 through January 1999. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately two-thirds of his time on the business of the Company during fiscal 1999. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

            THOMAS K. ESPEL has served as Chief Financial Officer since February 1999. He previously served as Executive Vice President - Finance since August 1998. Prior to joining the Company, he served as manager of Ag Capital Company since its inception in 1989 and continues to serve as a member of its Board of Directors. Under his direction, Ag Capital, an affiliate of R.D. Offutt Company, grew to more than $450 million in assets managed. RDO Financial Services Co., a subsidiary of the Company, was formed from the retail credit activities of Ag Capital. From 1981 through 1988, Mr. Espel held various lending positions at St. Paul Bank for Cooperatives, a $4 billion institution located in St. Paul, Minnesota. He has a bachelor's degree from the University of Illinois and a master's degree from Michigan State University, both in Agricultural Economics - Finance.

            RICHARD J. MOEN has served as Chief Administrative Officer and Treasurer of the Company since October 1996. Prior to joining the Company, from August 1993 until September 1996, Mr. Moen served as Vice President--Legal Services of ConAgra Diversified Products Companies, a division of ConAgra, Inc. ("ConAgra"), a diversified international food company. From March 1988 until August 1993, Mr. Moen served as Executive Vice President--Administration, General Counsel, Secretary and a director of Golden Valley Microwave Foods, Inc., a company specializing in food products designed for use in microwave ovens. Mr. Moen is a graduate of Massachusetts Institute of Technology, with a degree in Economics, and of Harvard Law School.

            CHARLES CALHOUN has served as Executive Vice President - Used Equipment Division since December 1998. He previously served as Senior Vice President - Used Commercial Equipment Division since March 1997. Prior to joining the Company, he was Vice President and an owner of the construction dealership in Texas which was acquired by the Company in July 1996. Subsequent to this acquisition and prior to his appointment as Senior Vice President, Mr. Calhoun managed the Texas construction dealership and started the Used Construction Equipment Division. He has over 20 years of experience in the construction equipment business, and is a graduate of Texas Tech University with a degree in Marketing.

            STEVEN B. DEWALD has served as Senior Vice President - RDO Financial Services Co. since December 1997. From September 1996 through November 1997, he served as Director of Finance of Ag Capital Company, an Offutt Entity. Prior to joining Ag Capital, from February 1995 to August 1996, Mr. Dewald managed personal investments, including real estate development and fast food restaurants. From 1989 until February 1995, he held increasingly responsible positions as a financial officer of Metropolitan Financial Corporation, a regional thrift holding company acquired in 1995 by U.S. Bancorp (formerly First Bank System, Inc.) at which time he was serving as Executive Vice President and Chief Financial Officer. Mr. Dewald worked for Ernst & Young from 1983 to 1989. He is a graduate of Concordia College of Moorhead with a degree in Accounting and Healthcare Finance.

            H. DAVID FRAMBERS has served as Executive Vice President - Emerging Divisions since December 1998. He previously served as Senior Vice President - Midwest Construction Division since July 1996 and from July 1996 until March 1997 also served as Senior Vice President - South Central Construction Division. With the expansion of the Construction Division, he became Vice President and General Manager of the Construction Division for the Midwest and Southwest regions and held such position from 1991 to July 1996. Mr. Frambers served as Vice President and General Manager of the Agricultural and Construction Divisions from 1986 to 1991. Prior to joining the Company, he was the manager of a Deere agricultural dealership in Grand Forks, North Dakota from 1979 to 1986. From 1968 to 1979 he was employed by Deere in sales and marketing and held positions as the territory manager based in Denver, Colorado, the store manager at Fargo Implement, Fargo, North Dakota, and a division sales manager for Deere in Minneapolis, Minnesota. He is a graduate of Kansas State College with a degree in Industrial Technology.

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

            MARK A. DODA has served as Senior Vice President and Controller since December 1998. He previously served as Controller since September 1992. Prior to joining the Company, Mr. Doda served as a Division Controller for Graco, Inc., a manufacturer of fluid handling systems, from January 1992 to September 1992. From 1985 through 1991, Mr. Doda worked for Deloitte & Touche LLP. Mr. Doda is a graduate of the University of North Dakota with a degree in Accounting.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

            The information under the captions "Common Stock Information" and "Dividend Policy" on page 38 of the 1999 Annual Report is incorporated herein by reference. The Company did not have any unregistered sales of equity securities during fiscal 1999.


ITEM 6.     SELECTED FINANCIAL DATA.

            The information under the caption "Selected Financial Data" on page 13 of the 1999 Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 19 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

            The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would result in a net increase to the unrealized fair market value of the fixed rate debt by approximately $175,000. At January 31, 1999, the Company had variable rate floor plan payables, notes payable and long term debt of $194.4 million and fixed rate notes payable and long term debt of $7.2 million. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.9 million.

            The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes. Consistent with this policy, the Company's finance subsidiary RDO Financial Services Co. originates fixed rate loan and fixed payment leases. On a monthly basis, these loans and leases are sold into a commercial paper conduit which requires interest swaps to hedge the interest risk.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            The Company's Consolidated Financial Statements and the report of its independent public accountants, Arthur Andersen LLP, on pages 20 through 36 of the 1999 Annual Report are incorporated herein by reference and are listed in
Item 14(a)(1) on page 20 of this Report. The supplementary data required by this Item 8 appears as Note 15 entitled "Unaudited Quarterly Financial Data" on page 35 of the 1999 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information regarding directors under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the 1999 Proxy Statement is incorporated herein by reference. Information regarding executive officers is presented in Part I of this Report as Item 4A.

            The information under the caption "Beneficial Ownership of Management - Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION.

            The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information under the captions "Principal Stockholders" and "Beneficial Ownership of Management" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.

            (a)(1)      FINANCIAL STATEMENTS.

                        The following are incorporated herein by reference from
            the pages indicated in the 1999 Annual Report, copies of which are included as Exhibit 13.1 to this Report:

                        Report of Independent Public Accountants--Arthur Andersen LLP--page 36.

                        Consolidated Statements of Operations for the Years Ended January 31, 1999, 1998 and 1997--page 20.

                        Consolidated Balance Sheets as of January 31, 1999 and 1998--page 21.

                        Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 1999, 1998 and 1997--page 22.

                        Consolidated Statements of Cash Flows for the Years Ended January 31, 1999, 1998 and 1997--page 23.

                        Notes to Consolidated Financial Statements--pages 24 to 35.

            (a)(2)      FINANCIAL STATEMENT SCHEDULES.

                        Schedule II, Valuation and Qualifying Accounts for the
            Year Ended January 31, 1999, is included in this Report at page 22, including Report of Independent Public Accountants.

                        All other financial statement schedules are omitted
            because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

            (a)(3)      EXHIBITS.

                        The exhibits to this Report are listed in the Exhibit
            Index on pages 23 and 24 below. Copies of these exhibits are available upon written request to RDO Equipment Co., Stockholder Relations, 3030 Harbor Lane, Suite 202, Plymouth, Minnesota 55447.

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

Date: April 23, 1999
                                 RDO EQUIPMENT CO.

                                 By: /s/ Ronald D. Offutt
                                     -----------------------------------------
                                     Ronald D. Offutt
                                     Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 23, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Title
---------                        -----

/s/ Ronald D. Offutt             Chairman of the Board, Chief Executive Officer
-----------------------------    and Director (principal executive officer)
Ronald D. Offutt


/s/ Thomas K. Espel              Chief Financial Officer
-----------------------------    (principal financial officer)
Thomas K. Espel

/s/ Mark A. Doda                 Senior Vice President and Controller
-----------------------------    (principal accounting officer)
Mark A. Doda

/s/ Paul T. Horn                 President, Chief Operating Officer and Director
-----------------------------
Paul T. Horn

/s/ Allan F. Knoll               Secretary and Director
-----------------------------
Allan F. Knoll

/s/ Bradford M. Freeman          Director
-----------------------------
Bradford M. Freeman

/s/ Ray A. Goldberg              Director
-----------------------------
Ray A. Goldberg

/s/ Norman M. Jones              Director
-----------------------------
Norman M. Jones

/s/ James D. Watkins             Director
-----------------------------
James D. Watkins

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEAR ENDED JANUARY 31, 1999

                                   Balance at         Additions                          Balance at
                                    Beginning     Charged to Costs                         End of
                                    of Period       and Expenses       Deductions(1)       Period
                                  ------------   ------------------   ---------------   ------------
Accrued Liabilities:
   Restructuring Reserve.......        $ -          $ 2,200,000         $1,915,000        $285,000


(1) Utilization of previously recorded balances.



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To RDO Equipment Co:


We have audited in accordance with generally accepted auditing standards, the financial statements included in RDO Equipment Co and Subsidiaries' Annual Report on Form 10-K, and have issued our report thereon dated March 17, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 17, 1999

                          EXHIBIT INDEX FOR FISCAL YEAR
                             ENDED JANUARY 31, 1999


ITEM NO.   ITEM                                                 METHOD OF FILING
--------   ----                                                 ----------------
3.1        Certificate of Incorporation.......................  Incorporated by reference to Exhibit 3.1 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

3.2        Bylaws.............................................  Incorporated by reference to Exhibit 3.2 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

4.1        Specimen Form of the Company's Class A
           Common Stock Certificate...........................  Incorporated by reference to Exhibit 4.2 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

4.2        Specimen Form of the Company's Class B
           Common Stock Certificate...........................  Incorporated by reference to Exhibit 4.3 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267)

10.1       Agreement between Ronald D. Offutt, RDO
           Equipment Co., John Deere Company and
           John Deere Construction Equipment Company..........  Incorporated by reference to Exhibit 10.1 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.2       Form of Deere Agricultural Dealer
           Agreement Package..................................  Incorporated by reference to Exhibit 10.2 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267)

10.3       Form of Deere Construction Dealer
           Agreement Package..................................  Incorporated by reference to Exhibit 10.3 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.4       Deere Agricultural Dealer Finance
           Agreement..........................................  Incorporated by reference to Exhibit 10.6 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.5       Deere Construction Dealer Finance
           Agreement..........................................  Incorporated by reference to Exhibit 10.7 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.6       Agreement between RDO Equipment Co.,
           John Deere Company and John Deere
           Construction Equipment Company.....................  Incorporated by reference to Exhibit 10.15 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.7       Corporate Service Agreement between RDO
           Equipment Co. and R.D. Offutt Company,
           dated as of November 1, 1996.......................  Incorporated by reference to Exhibit 10.10 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.8       Tax Agreement Relating to S Corporation
           Distribution, with Supplement......................  Incorporated by reference to Exhibit 10.14 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

10.9       RDO Equipment Co. 1996 Stock Incentive
           Plan, including forms of option agreements*........  Incorporated by reference to Exhibit 10.8 to the Company's Annual
                                                                Report on Form 10-K for the fiscal year ended January 31, 1997.

10.10      Form of Agreement re: Confidentiality,
           Assignment of Inventions and Non-
           Competition entered into by the Company with
           each of its executive officers and directors*......  Incorporated by reference to Exhibit 10.15 to the Company's Annual
                                                                Report on Form 10-K for the fiscal year ended January 31, 1997.

10.11      Form of Indemnification Agreement entered
           into by the Company with each of its
           executive officers and directors*..................  Incorporated by reference to Exhibit 10.9 to the Company's
                                                                Registration Statement on Form S-1 (File No. 333-13267).

13.1       Excerpts from 1999 Annual Report...................  Filed herewith.

21.1       Subsidiaries.......................................  Filed herewith.

23.1       Consent of Independent Public Accountants..........  Filed herewith.

27.1       Financial Data Schedule............................  Filed herewith.


--------------------------
* Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.