Form 10-Q
period 1999-04-30
RDO EQUIPMENT CO
filed 1999-06-11
CIK 1023902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES_X_    NO___

      The number of shares outstanding of the registrant as of May 31, 1999:

            Class A Common Stock                              5,731,008
            Class B Common Stock                              7,450,492
                                                            -----------
            Total                                            13,181,500

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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended April 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)      1999            1998
--------------------------------------------------------------------------------
Revenues
      Equipment and truck sales                       $ 128,717       $  91,101
      Parts and service                                  42,390          29,957
      Rental                                              7,687           3,876
      Financial services                                  1,748           1,011
                                                      ---------       ---------
            Total revenues                              180,542         125,945
Cost of revenues                                        149,811         102,212
                                                      ---------       ---------
Gross profit                                             30,731          23,733
Selling, general and administrative expenses             24,104          17,251
                                                      ---------       ---------
            Operating income                              6,627           6,482
Interest expense                                         (3,284)         (2,455)
Interest income                                             185              70
                                                      ---------       ---------
            Income before income taxes
               and minority interest                      3,528           4,097
Income tax provision                                     (1,435)         (1,668)
                                                      ---------       ---------
Income before minority interest                           2,093           2,429
Minority interest                                            37              27
                                                      ---------       ---------

Net income                                            $   2,130       $   2,456
                                                      =========       =========

Net income per share - basic and diluted              $    0.16       $    0.19
                                                      =========       =========

Weighted average shares outstanding - basic              13,182          13,182
                                                      =========       =========
Weighted average shares outstanding - diluted            13,182          13,227
                                                      =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      April 30,    January 31,
(IN THOUSANDS) (UNAUDITED)                                              1999          1999
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
      Cash and cash equivalents                                       $     48      $     51
      Accounts receivable (less allowance for doubtful accounts)        69,606        59,233
      Receivables from affiliates                                        1,178         3,197
      Inventories                                                      232,707       208,368
      Prepaid expenses                                                   1,090         1,588
      Deferred income tax benefit                                        5,280         5,680
                                                                      --------      --------
            Total current assets                                       309,909       278,117

Property and equipment, net                                             62,160        63,702
Other assets:
      Goodwill and other, net of accumulated amortization               43,031        36,326
      Deposits                                                           1,154         1,075
                                                                      --------      --------
            Total assets                                              $416,254      $379,220
                                                                      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   April 30,    January 31,
(IN THOUSANDS) (UNAUDITED)                                           1999          1999
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Floor plan payables                                          $215,277      $191,030
      Notes payable and current maturities of long-term debt:
            Banks and others                                         10,848        13,942
            Affiliates                                               17,848        13,536
      Accounts payable                                               12,372         8,373
      Accrued liabilities                                            13,035        11,649
      Customer advance deposits                                       1,784         2,114
      Dividends payable                                                 734           734
                                                                   --------      --------
            Total current liabilities                               271,898       241,378

Long-term debt, net of current maturities:
      Banks and others                                               28,278        24,565
      Affiliates                                                      3,188         3,490

Deferred income taxes                                                 6,220         5,210
                                                                   --------      --------
            Total liabilities                                       309,584       274,643

Minority interest                                                     1,802         1,839

Stockholders equity:
      Preferred stock                                                    --            --
      Common stocks-
            Class A                                                      57            57
            Class B                                                      75            75
      Additional paid-in-capital                                     84,471        84,471
      Retained earnings                                              20,265        18,135
                                                                   --------      --------

            Total stockholders' equity                              104,868       102,738
                                                                   --------      --------

            Total liabilities and stockholders' equity             $416,254      $379,220
                                                                   ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended April 30,
(IN THOUSANDS) (UNAUDITED)                                                      1999           1998
-----------------------------------------------------------------------------------------------------
Operating activities:
      Net income                                                              $  2,130       $  2,456
      Adjustments to reconcile net income to net
         cash provided by operating activities :
            Depreciation and amortization                                        3,290          1,490
            Deferred taxes                                                       1,410            (30)
            Minority interest                                                      (37)           (27)
            Change in operating assets and liabilities:
                  Accounts receivable                                           (8,858)        (8,097)
                  Inventories                                                  (15,950)       (25,034)
                  Prepaid expenses                                                 507           (502)
                  Deposits                                                         (62)           (50)
                  Floor plan payables                                           16,676         24,347
                  Accounts payable and accrued liabilities                       5,891         10,069
                  Customer advance deposits                                       (339)           203
                                                                              --------       --------

                        Net cash provided by operating activities                4,658          4,825
                                                                              --------       --------

Investing activities:
      Net purchases of rental equipment                                           (916)        (2,887)
      Net purchases of property and equipment                                     (250)          (946)
      Net assets of acquisitions                                                (1,765)        (1,132)
      Retained investment and service fee on securitized receivables              (647)        (1,138)
      Other, net                                                                (1,412)          (161)
                                                                              --------       --------

                        Net cash used for investing activities                  (4,990)        (6,264)
                                                                              --------       --------

Financing activities:
      Proceeds from issuance of long-term debt                                   1,513          3,445
      Payments on long-term debt                                                (2,837)        (1,721)
      Net proceeds (payments) of bank lines and short-term notes payable         1,653           (263)
                                                                              --------       --------

                        Net cash provided by financing activities                  329          1,461
                                                                              --------       --------

Increase (decrease) in cash                                                         (3)            22

Cash and cash equivalents, beginning of period                                      51             37
                                                                              --------       --------


Cash and cash equivalents, end of period                                      $     48       $     59
                                                                              ========       ========

Supplemental disclosures:
      Cash payments for interest                                              $  3,456       $  2,530
                                                                              ========       ========
      Cash payments for income taxes                                          $     12       $    810
                                                                              ========       ========
      Noncash investing and financing activities:
            Increase in assets related to acquisitions of dealerships
               through issuance and assumption of debt                        $ 11,880       $    935
                                                                              ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PREPARATION:

      The condensed consolidated financial statements for the three months ended April 30, 1999 and April 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    BUSINESS COMBINATIONS:

      The Company made one acquisition during each of the first quarters of fiscal 2000 and 1999. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill which is amortized over 30 years.

      The following summarizes the net assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the three month periods ending April 30 (in thousands):

                                                         1999             1998
                                                       --------         --------

Assets acquired                                        $ 13,645         $  2,067
Less: liabilities assumed                                11,880              935
                                                       --------         --------
Cash purchase price                                    $  1,765         $  1,132
                                                       ========         ========
Number of acquisitions                                        1                1
                                                       ========         ========

      Results of operations for the acquisitions made prior to April 30, 1999 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three months ended April 30, 1999 and 1998, give effect to these acquisitions as if they were completed at the beginning of fiscal 1999. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                       1999               1998
                                                    ---------          ---------

Revenues                                            $ 180,542          $ 163,179
                                                    =========          =========
Net income                                          $   2,130          $   2,776
                                                    =========          =========
Weighted average shares outstanding - basic            13,182             13,182
                                                    =========          =========
Weighted average shares outstanding - diluted          13,182             13,227
                                                    =========          =========
Net income per share - basic and diluted            $     .16          $     .21
                                                    =========          =========

3.    INVENTORIES:

      All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

      Inventories consisted of the following at (in thousands):

                                                     April 30,       January 31,
                                                       1999             1999
                                                    ---------         ---------
New equipment & trucks                              $ 169,173         $ 152,707
Used equipment & trucks                                34,466            28,865
Parts and other                                        29,068            26,796
                                                    ---------         ---------
                                                    $ 232,707         $ 208,368
                                                    =========         =========

4.    FLOOR PLAN PAYABLES:

      Floor plan payables are interest and noninterest-bearing financing arrangements for inventory. The terms of these arrangements generally include a one to twelve-month interest-free term followed by a term during which interest is charged. Floor plan payables consist of the following at (in thousands):

                                                     April 30,       January 31,
                                                       1999             1999
                                                    ---------         ---------
Interest-bearing                                    $ 171,562         $ 146,127
Noninterest-bearing                                    43,715            44,903
                                                    ---------         ---------
                                                    $ 215,277         $ 191,030
                                                    =========         =========

5.    EARNINGS PER SHARE:

      The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                                    Three Months Ended April 30,
                                                           1999      1998

Net income available to common shareholders              $ 2,130   $ 2,456
                                                         =======   =======

Weighted average number of shares outstanding - basic     13,182    13,182
Dilutive effect of stock options outstanding                  --        45
                                                         -------   -------
Common and potential common shares outstanding - diluted  13,182    13,227
                                                         =======   =======

Basic and dilutive net income per share                  $  0.16   $  0.19
                                                         =======   =======

6.    SEGMENT INFORMATION:

      The Company's operations are classified into five business segments: construction, agricultural, truck, rental and financial services. The construction operations include the sale, service and rental of construction equipment to customers primarily in the construction and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. The truck operations include the sale and service of heavy-duty trucks to customers primarily in the transportation and construction industries and to units of government. The rental operations provide rental of construction and agricultural equipment to customers primarily in construction and agricultural industries. The financial services operations primarily provide financing arrangements to customers of the Company's other business segments.

      Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, short-term investments, certain property and equipment, and deferred income taxes. Financial services includes interest income and interest expense in revenues and cost of revenues, respectively.

      The following table shows the Company's business segments and related financial information for the three months ended April 30 (in thousands):

                                                                                                    Financial
                                                                                                 Services and
                                   Construction   Agricultural           Truck         Rental       Corporate           Total
-----------------------------------------------------------------------------------------------------------------------------
1999:
   Revenues from
      external customers              $  88,437      $  40,302       $  40,261      $   9,794       $   1,748       $ 180,542
   Interest income                           13             97              43             32              --             185
   Interest expense                       1,568            522             382            812              --           3,284
   Depreciation and
     amortization                           674            231             193          1,919             273           3,290
   Income (loss) before income
     taxes and minority interest          2,599            595             382           (621)            573           3,528
   Identifiable assets                  192,697         86,675          52,783         53,453          30,646         416,254
   Capital expenditures                     698           (238)            137            631             (62)          1,166

1998:
   Revenues from
      external customers              $  73,950      $  44,380       $   2,367      $   4,237       $   1,011       $ 125,945
   Interest income                           10             46              --             14              --              70
   Interest expense                       1,249            652              31            523              --           2,455
   Depreciation and
     amortization                           352            232              15            853              38           1,490
   Income (loss) before income
     taxes and minority interest          2,690          1,163             121           (220)            343           4,097
   Identifiable assets                  189,584        112,449           5,905         33,199          18,475         359,612
   Capital expenditures                     671             14              10          3,016             122           3,833


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing the acquisition of a heavy truck dealership during the first quarter of fiscal 2000. The acquired dealership, primarily supplied by Volvo, has locations in Dallas and Ft. Worth, Texas. Total assets acquired relating to the acquisition were approximately $13.6 million with unaudited annual revenues of approximately $33.0 million. The results of operations of this acquisition are included in the Company's results of operations only for the periods after the applicable acquisition date.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain financial data:

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         1999         1998
                                                        ------       ------
REVENUE DATA (IN MILLIONS):
Total revenues                                          $180.5       $125.9
      Construction                                        49.0%        58.7%
      Agricultural                                        22.3%        35.2%
      Truck                                               22.3%         1.9%
      Rental                                               5.4%         3.4%
      Financial                                            1.0%         0.8%

Construction revenues                                   $ 88.4       $ 73.9
      Equipment sales                                     71.9%        75.7%
      Parts and service                                   27.2%        24.3%
      Rental                                               0.9%          --%

Agricultural revenues                                   $ 40.3       $ 44.4
      Equipment sales                                     74.3%        75.0%
      Parts and service                                   25.7%        24.7%
      Rental                                                --%         0.3%

Truck revenues                                          $ 40.3       $  2.4
      Truck sales                                         80.8%        61.3%
      Parts and service                                   19.2%        38.7%

Rental revenues                                         $  9.8       $  4.2
      Equipment sales                                     27.0%        10.1%
      Parts and service                                    3.0%         1.5%
      Rental                                              70.0%        88.4%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
      Equipment and truck sales                           71.3%        72.3%
      Parts and service                                   23.4         23.8
      Rental                                               4.3          3.1
      Financial services                                   1.0          0.8
                                                         -----        -----
Total revenues                                           100.0        100.0

Gross profit                                              17.0%        18.8%
Selling, general and administrative expenses              13.3         13.7
                                                         -----        -----
Operating income                                           3.7          5.1
Interest expense, net                                      1.7          1.9
Provision for taxes                                        0.8          1.3
                                                         -----        -----
Net income                                                 1.2%         1.9%
                                                         =====        =====

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED
APRIL 30, 1998

REVENUES

      Revenues increased approximately $54.6 million, or 43.4%, from $125.9 million for the first three months of fiscal 1999 to $180.5 million for the first three months of fiscal 2000. Construction operations contributed approximately $14.5 million of this increase, with revenues increasing 19.6% to $88.4 million. Construction revenues increased approximately $6.6 million due to the Company's acquisitions and store openings since the first quarter of fiscal 1999. Truck operations contributed an increase in revenues of approximately $37.9 million, with revenues increasing from $2.4 million to $40.3 million. Substantially all of the increase in truck revenues was due to the Company's acquisitions since the first quarter of fiscal 1999. Rental operations contributed an increase in revenues of approximately $5.6 million, with revenues increasing 133.3% to $9.8 million. Rental revenues increased approximately $4.6 million due to the Company's acquisitions and store openings since the first quarter of fiscal 1999. Financial services contributed an increase in revenues of approximately $700,000, with revenues increasing 70.0% to $1.7 million. Offsetting these revenue increases, agricultural revenues decreased approximately $4.1 million, with revenues for the first three months of fiscal 2000 decreasing 9.2% to $40.3 million. The decrease in revenues was primarily attributable to the depressed agricultural economy.

      Equipment and truck sales increased approximately $37.6 million, or 41.3%, from $91.1 million for the first three months of fiscal 1999 to $128.7 million for the first three months of fiscal 2000. Construction operations contributed approximately $7.7 million of this increase, with sales increasing 13.8% to $63.6 million. The Company's construction acquisitions and store openings since the first quarter of fiscal 1999 resulted in equipment sales of $3.2 million in the first quarter of fiscal 2000. Truck operations contributed an increase of approximately $31.0 million, with sales increasing from $1.5 million to $32.5 million. Truck acquisitions since the first quarter of fiscal 1999 resulted in truck sales of $30.9 million in the first quarter of fiscal 2000. Rental operations contributed an increase of approximately $2.2 million, with sales increasing from $400,000 to $2.6 million. This increase was due to acquisitions and store openings since the first quarter of fiscal 1999. Agricultural operations decreased approximately $3.3 million, with sales decreasing 9.9% to $30.0 million. The decrease in equipment sales was primarily attributable to the depressed agricultural economy.

      Parts and service revenues increased approximately $12.4 million, or 41.3%, from $30.0 million for the first three months of fiscal 2000 to $42.4 million for the first three months of fiscal 2000. Construction operations contributed approximately $6.0 million of the increase as sales grew 33.3% to $24.0 million. Of this increase, $2.7 million was due to the Company's acquisitions and store openings since the first quarter of fiscal 1999. Truck operations contributed approximately $6.8 million of the increase as sales grew from $900,000 to $7.7 million. This increase was due to acquisitions since the first quarter of fiscal 1999. Rental operations contributed approximately $200,000 of the increase as sales grew from $100,000 to $300,000. Of this increase, $100,000 was due to acquisitions and store openings since the first quarter of fiscal 1999. Parts and service revenues from agricultural operations decreased 5.45%, or $600,000, to $10.4 million primarily attributable to adverse conditions in the agricultural economy.

      Rental revenues increased approximately $3.8 million, or 97.4%, from $3.9 million for the first three months of fiscal 1999 to $7.7 million for the first three months of fiscal 2000. Construction and rental operations contributed substantially all of this increase. Acquisitions and new store openings since the first quarter of fiscal 1999 contributed $3.1 million of this increase.

GROSS PROFIT

      Gross profit increased approximately $7.0 million, or 29.5%, from $23.7 million for the first three months of fiscal 1999 to $30.7 million for the first three months of fiscal 2000. Gross profit as a percentage of total revenues for the first three months of fiscal 2000 and 1999 was 17.0% and 18.8%, respectively. Gross profit is affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are derived from its parts and service, rental and financial services revenues. In addition to revenue mix, gross profit as a percentage of sales was affected by a more competitive and price sensitive marketplace affecting the agricultural economy and construction equipment rental industry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative (SG&A) expenses as a percentage of total revenues decreased from 13.7% for the first three months of fiscal 1999 to 13.3% for the first three months of fiscal 2000. SG&A expenses increased approximately $6.8 million, from $17.3 million for the first three months of fiscal 1999 to $24.1 million for the first three months of fiscal 2000. Approximately $5.6 million of the increase was due to the operations of the Company's acquisitions and store openings since the first quarter of fiscal 1999. As a percentage of revenues, SG&A expenses are higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues.

INTEREST EXPENSE

      Interest expense increased approximately $800,000, or 32.0%, from $2.5 million for the first three months of fiscal 1999 to $3.3 million for the first three months of fiscal 2000. The higher level of interest expense is primarily due to the reduction of net working capital (as remaining proceeds from the Company's initial public offering were expended for acquisitions) and higher rental assets and inventories needed to support the Company's expanded rental and truck operations. This increase was partially offset by lower interest rates and a planned reduction in inventories.

INCOME TAXES

      The estimated provision for income taxes as a percentage of pretax income for the first three months of fiscal 2000 and 1999 was 40.7%.

NET INCOME

      The Company reported net income of $2.1 million, or $.16 per share, for the first three months of fiscal 2000, compared to $2.5 million, or $.19 per share, for the first three months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, acquisitions and openings of additional retail locations, rental equipment and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital),

NationsBanc Leasing Corporation (NationsBanc), Deutsche Financial Services Corporation (Deutsche), Associates Commercial Corporation (Associates), General Motors Acceptance Corporation (GMAC) and commercial banks. In addition, in January 1997, the Company completed its initial public offering raising net proceeds of $68.3 million, which have been used to satisfy the Company's working capital needs.

      Floor plan financing from Deere, Deere Credit and NationsBanc represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates and GMAC. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche, Deere Credit and Associates. All lenders receive a security interest in the inventory financed. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $40.7 million at April 30, 1999.

      Deere offers floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade. Deere Credit and NationsBanc provide equipment floor plan financing with variable market rates of interest based on the prime rate and LIBOR, respectively. Associates and GMAC provide truck floor plan financing with variable market rates of interest based on the prime rate. Deutsche and Associates provide rental equipment financing using variable market rates of interest based on LIBOR and the prime rate, respectively.

      The Company has available bank lines of credit totaling $27.5 million with varying maturity dates through December 1, 1999 with variable interest rates based on LIBOR and the prime rate. The Company had approximately $10.2 million of unused availability relating to these lines of credit at April 30, 1999.

      The Company periodically reviews the terms of its financing with its lenders, including the interest rate. For the first three months of fiscal 2000 and 1999 the average interest rate under interest-bearing floor plan financing was approximately 7.08% and 7.69%, respectively. As of April 30, 1999 the Company had outstanding floor plan payables of approximately $215.3 million, of which $171.6 million was then interest-bearing. The average interest rates on the Company's lines of credit during the three months ended April 30, 1999 and 1998 were 7.61% and 8.25%, respectively.

      The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum net worth levels, as defined, and place limits on additional indebtedness. The Company was in compliance with or obtained waiver letters for all debt covenants at April 30, 1999.

      Operating activities provided net cash of approximately $4.7 million for the first three months of fiscal 2000. The cash generated from operating activities was primarily from increases in floor plan financing, accounts payable and accrued liabilities.

      Cash used for investing activities during the first three months of fiscal 2000 was $5.0 million, which was primarily related to acquisitions and the purchase of equipment for the Company's rental operations.

      Cash provided by financing activities provided approximately $300,000 for the first three months of fiscal 2000. The primary source of cash from financing activities was increases in the Company's operating lines, offset by net payments of long-term debt.

      The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned capital expenditures for fiscal 2000.

SEASONALITY

      The Company generally experiences a higher volume of equipment sales in the second and third fiscal quarters of each fiscal year due to the crop growing season, winter weather conditions in the Midwest and the general slowdown in construction activity at the end of the calendar year. Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which occurs during the Company's second and third fiscal quarters in the Midwest. As a result, sales of agricultural equipment generally are lower in the first and fourth fiscal quarters. Winter weather in the Midwest also limits construction to some degree and, therefore, also typically results in lower sales of construction equipment in the first and fourth fiscal quarters. If the Company acquires operations in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

YEAR 2000 READINESS

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

      The Company's dealership, equipment rental and financial services operations rely heavily upon third party systems to support critical day-to-day operations, including sales, inventory, service and parts operations, accounting functions, submitting warranty claims, ordering equipment, truck and parts, reporting financial information, and receiving technical information for service activities. The Company has received and is relying upon assurances from the providers of these systems that year 2000 compliant versions of the systems have been developed and have been made available to the Company at no additional cost under existing maintenance agreements. The Company has installed these updates to make all business software applications year 2000 compliant. In addition, all application server hardware is year 2000 compliant. The Company will continue to evaluate these systems, and will monitor all hardware and software vendors to identify and implement any future releases of corrections relating to the year 2000.

      The Company has also completed sending surveys to manufacturers and other suppliers with which it conducts business (such as public utilities and financial institutions) attempting to verify that products and services provided by these vendors will be available without interruption during the transition to the year 2000. Approximately fifty percent of these vendors have thus far responded to the survey, including all major manufacturers and suppliers. About one-half of these responses indicate that the vendor is year 2000 compliant, and the remaining responses indicate that the vendor has a plan to be compliant by the end of this year. The Company is following up with vendors who have not yet responded to the survey. In the event third party service providers do not verify their ability to address year 2000 issues, the Company will explore alternative sources for such services.

      In addition, the Company's operations use a variety of non-IT devices and systems containing embedded technology which may fail, or may not process data accurately, before, during or after the year 2000. Due to the nature of its operations, the Company has minimal exposure to embedded technology. Such non-critical devices and systems include personal computers, software applications, phone systems, control systems, security systems and alarms. The Company has completed approximately sixty percent of its evaluation of these non-IT devices and systems. As a result of this evaluation, the Company is identifying non-compliant personal computers and other non-IT equipment which are being replaced during 1999.

      Despite the Company's efforts, there is a risk not all possible problems associated with year 2000 issues will be corrected. Further, despite assurances that the Company has received or will receive, there can be no guarantee that the products, systems and services provided by vendors, or that the systems of other companies with which the Company does business, will be year 2000 compliant. In addition to risks associated with manufacturers and their year 2000 readiness, the Company believes that its largest risks are associated with utilities (e.g., electrical power, telephones, data communication lines) which are beyond the control of the Company. Any non-compliance could result in the reduction or shutdown of the Company's ability to sell, rent, service and finance equipment, trucks, parts and ancillary products, which could have a material adverse effect on the Company.

      In connection with acquisitions, the Company attempts to determine beforehand whether a business being acquired is year 2000 compliant. But that objective is not always possible, and the Company may be unable to verify year 2000 compliance until after an acquisition is completed. Any business systems inherited through acquisition that are determined to be non-compliant will be updated or replaced.

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

SAFE HARBOR STATEMENT

      This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 23, 1999, in the Company's Form 8-K dated April 23, 1999, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties, including potential impact of the year 2000 on processing date-sensitive information, which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There has been no material change in the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS.

                  Exhibits filed with this report are listed in the Exhibit
            Index on page 16.

      (b)   REPORTS ON FORM 8-K.

                  During the first quarter ended April 30, 1999, the Company filed a Current Report on Form 8-K dated April 23, 1999 under Item 5 relating to a Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RDO EQUIPMENT CO.
                                            (Registrant)

Date:  June 10, 1999                        By:  /s/ Thomas K. Espel
                                            ------------------------------------
                                                 Thomas K. Espel
                                                 Chief Financial Officer
                                                 (principal financial officer)


                                  EXHIBIT INDEX

ITEM NO.    ITEM                                             PAGE OF THIS REPORT
--------    ----                                             -------------------

10.1        Credit Agreement between RDO Equipment Co. and            17
            Ag Capital Company

10.2        Credit Agreement between RDO Material Handling            46
            Co. and Ag Capital Company

10.3        Loan and Security Agreement between RDO Rental            66
            Co. and Deutsche Financial Services Corporation, and
            First Amendment Thereto



10.4        Bill of Sale between Minnesota Valley Irrigation, Inc.    99
            and R.D. Offutt Company

27.1        Financial Data Schedule                                  103