Form 10-Q
period 1999-07-31
RDO EQUIPMENT CO
filed 1999-09-13
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

         The number of shares outstanding of the registrant as of August 31, 1999:

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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                 Three Months Ended           Six Months Ended
                                                      July 31,                     July 31,
                                              ------------------------    ------------------------
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
Revenues:
     Equipment and truck sales                $  123,793    $  107,709    $  252,510    $  198,810
     Parts and service                            42,863        38,202        85,253        68,159
     Rental                                        8,486         5,272        16,173         9,148
     Financial services                            2,069         1,154         3,817         2,165
                                              ----------    ----------    ----------    ----------
               Total revenues                    177,211       152,337       357,753       278,282
Cost of revenues                                 144,016       121,543       293,827       223,755
                                              ----------    ----------    ----------    ----------
Gross profit                                      33,195        30,794        63,926        54,527
Selling, general and
   administrative expenses                        23,097        20,043        47,201        37,294
                                              ----------    ----------    ----------    ----------
     Operating income                             10,098        10,751        16,725        17,233
Interest expense                                  (3,834)       (3,105)       (7,118)       (5,560)
Interest income                                      213            63           398           133
                                              ----------    ----------    ----------    ----------
     Income before income taxes
        and minority interest                      6,477         7,709        10,005        11,806
Income tax provision                              (2,637)       (3,137)       (4,072)       (4,805)
                                              ----------    ----------    ----------    ----------
Income before minority interest                    3,840         4,572         5,933         7,001
Minority interest                                      2           (53)           39           (26)
                                              ----------    ----------    ----------    ----------

Net income                                    $    3,842    $    4,519    $    5,972    $    6,975
                                              ==========    ==========    ==========    ==========

Net income per share - basic and diluted      $     0.29    $     0.34    $     0.45    $     0.53
                                              ==========    ==========    ==========    ==========

Weighted average shares outstanding-basic         13,182        13,182        13,182        13,182
                                              ==========    ==========    ==========    ==========
Weighted average shares outstanding-diluted       13,188        13,217        13,185        13,222
                                              ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    July 31,  January 31,
(IN THOUSANDS)(UNAUDITED)                                               1999         1999
-----------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                    $    1,462   $       51
     Accounts receivable (less allowance for doubtful accounts)       67,234       59,233
     Receivables from affiliates                                         328        3,197
     Inventories                                                     227,499      208,368
     Prepaid expenses                                                  1,157        1,588
     Deferred income tax benefit                                       5,030        5,680
                                                                  ----------   ----------
          Total current assets                                       302,710      278,117

Property and equipment, net                                           61,776       63,702
Other assets:
     Goodwill and other, net of accumulated amortization              43,869       36,326
     Deposits                                                          1,107        1,075
                                                                  ----------   ----------
          Total assets                                            $  409,462   $  379,220
                                                                  ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  July 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                             1999          1999
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Floor plan payables                                        $  203,986    $  191,030
     Notes payable and current maturities of long-term debt:
            Banks and others                                        10,736        13,942
            Affiliates                                              20,696        13,536
     Accounts payable                                                7,770         8,373
     Accrued liabilities                                            13,093        11,649
     Customer advance deposits                                       1,284         2,114
     Dividends payable                                                 742           734
                                                                ----------    ----------
            Total current liabilities                              258,307       241,378

Long-term debt, net of current maturities:
     Banks and others                                               26,431        24,565
     Affiliates                                                      6,984         3,490

Deferred income taxes                                                7,230         5,210
                                                                ----------    ----------
            Total liabilities                                      298,952       274,643

Minority interest                                                    1,800         1,839

Stockholders equity:
     Preferred stock                                                    --            --
     Common stocks-
            Class A                                                     57            57
            Class B                                                     75            75
     Additional paid-in-capital                                     84,471        84,471
     Retained earnings                                              24,107        18,135
                                                                ----------    ----------

            Total stockholders' equity                             108,710       102,738
                                                                ----------    ----------

            Total liabilities and stockholders' equity          $  409,462    $  379,220
                                                                ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended July 31,
(IN THOUSANDS) (UNAUDITED)                                                                 1999           1998
--------------------------------------------------------------------------------------------------------------
Operating activities:
     Net income                                                                      $    5,972     $    6,975
     Adjustments to reconcile net income to net
       cash provided by operating activities:
             Depreciation and amortization                                                6,755          3,537
             Deferred taxes                                                               2,670            430
             Minority interest                                                              (39)            26
             Change in operating assets and liabilities:
                   Accounts receivable                                                   (5,130)       (11,300)
                   Inventories                                                          (10,742)       (25,501)
                   Prepaid expenses                                                         440           (674)
                   Deposits                                                                 (15)           638
                   Floor plan payables                                                   10,385         38,132
                   Accounts payable and accrued liabilities                                 848          2,210
                   Customer advance deposits                                               (838)        (1,450)
                                                                                     ----------     ----------

                         Net cash provided by operating activities                       10,306         13,023

Investing activities:
     Net purchases of rental equipment                                                   (2,807)       (10,835)
     Net purchases of property and equipment                                             (1,072)        (2,391)
     Net assets of acquisitions                                                          (1,765)       (11,801)
     Retained investment and service fee on securitized receivables                      (1,472)        (2,051)
     Other, net                                                                          (1,793)          (519)
                                                                                     ----------     ----------

                         Net cash used for investing activities                          (8,909)       (27,597)

Financing activities:
     Proceeds from issuance of long-term debt                                             2,895         10,048
     Payments on long-term debt                                                          (6,383)        (3,641)
     Net proceeds of operating lines and short-term notes payable                         3,502          8,513
                                                                                     ----------     ----------

                         Net cash provided by financing activities                           14         14,920
                                                                                     ----------     ----------

Increase in cash                                                                          1,411            346

Cash and cash equivalents, beginning of period                                               51             37
                                                                                     ----------     ----------

Cash and cash equivalents, end of period                                             $    1,462     $      383
                                                                                     ==========     ==========

Supplemental disclosures:
     Cash payments for interest                                                      $    6,725     $    5,479
                                                                                     ==========     ==========
     Cash payments for income taxes                                                  $    2,444     $    3,765
                                                                                     ==========     ==========
     Noncash investing and financing activities:
             Increase in assets related to acquisitions of dealerships through
                   issuance and assumption of debt                                   $   11,880     $   13,801
                                                                                     ==========     ==========
             Increase in long-term debt related to refinancing of short-term debt    $    5,000     $       --
                                                                                     ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and six months ended July 31, 1999 and July 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       BUSINESS COMBINATIONS:

         The Company made one acquisition during the first two quarters of fiscal 1999 and three acquisitions during the first two quarters of fiscal 1998. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill which is amortized over 30 years.

         The following summarizes the net assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the periods indicated (in thousands):

                                              Three Months Ended July 31,     Six Months Ended July 31,
                                              ---------------------------     -------------------------
                                                   1999          1998           1999           1998
                                                   ----          ----           ----           ----
Assets acquired                                $        --    $    23,535    $    13,645    $    25,602
Less: liabilities assumed                               --         12,866         11,880         13,801
                                               -----------    -----------    -----------    -----------
Cash purchase price                            $        --    $    10,669    $     1,765    $    11,801
                                               ===========    ===========    ===========    ===========
Number of acquisitions                                  --              2              1              3
                                               ===========    ===========    ===========    ===========

         Results of operations for the acquisitions made prior to July 31, 1999 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations for the three and six months ended July 31, 1999 and 1998, give effect to these acquisitions as if they were completed at the beginning of fiscal 1999. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                              Three Months Ended July 31,     Six Months Ended July 31,
                                              ---------------------------     -------------------------
                                                   1999          1998           1999           1998
                                                   ----          ----           ----           ----
Revenues                                       $   177,211    $   172,052    $   357,753    $   334,207
                                               ===========    ===========    ===========    ===========
Net income                                     $     3,842    $     4,753    $     5,972    $     7,434
                                               ===========    ===========    ===========    ===========
Weighted average shares outstanding-basic           13,182         13,182         13,182         13,182
                                               ===========    ===========    ===========    ===========
Weighted average shares outstanding-diluted         13,188         13,217         13,185         13,222
                                               ===========    ===========    ===========    ===========
Net income per share - basic and diluted       $      0.29    $      0.36    $      0.45    $      0.56
                                               ===========    ===========    ===========    ===========

         Subsequent to July 31, 1999, the Company purchased two full-service truck centers located in Long Beach and Riverside, California, and a used truck outlet in Fontana, California. The acquired business operations include the sales and service of trucks and related parts and equipment primarily supplied by Volvo, GMC, Isuzu and Hino. Total assets of these acquired businesses were approximately $11.6 million. Volvo has approved the transfer to the Company of its dealerships which had unaudited annual revenues of approximately $20.0 million. Similar dealership transfer approvals are pending with GMC, Isuzu and Hino for which the combined unaudited annual revenues are approximately $20.0 million. The acquisition will be accounted for under the purchase method of accounting.

3.       INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                                   July 31,    January 31,
                                                       1999           1999
                                                       ----           ----

New equipment & trucks                             $162,556       $152,707
Used equipment & trucks                              34,848         28,865
Parts and other                                      30,095         26,796
                                                  ---------       --------
                                                   $227,499       $208,368
                                                  =========       ========

4.       FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                                   July 31,    January 31,
                                                       1999           1999
                                                       ----           ----

Interest-bearing                                   $164,092       $146,127
Noninterest-bearing                                  39,894         44,903
                                                  ---------       --------
                                                   $203,986       $191,030
                                                  =========       ========

5.       EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                              Three Months Ended July 31,   Six Months Ended July 31,
                                              ---------------------------   -------------------------
                                                    1999         1998          1999          1998
                                                    ----         ----          ----          ----
Net income available to common shareholders     $    3,842    $    4,519    $    5,972    $    6,975
                                                ==========    ==========    ==========    ==========

Weighted average number
      of shares outstanding - basic                 13,182        13,182        13,182        13,182
Dilutive effect of stock options outstanding             6            35             3            40
                                                ----------    ----------    ----------    ----------
Common and potential common
      shares outstanding - diluted                  13,188        13,217        13,185        13,222
                                                ==========    ==========    ==========    ==========

Basic and dilutive net income per share         $     0.29    $     0.34    $     0.45    $     0.53
                                                ==========    ==========    ==========    ==========

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

         The following tables show the Company's business segments and related financial information for the three and six months ended July 31, 1999 and 1998 (in thousands):

                                                                                                    Financial
                                                                                                 Services and
Three Months Ended July 31,        Construction   Agricultural           Truck         Rental       Corporate          Total
----------------------------------------------------------------------------------------------------------------------------
1999:
   Revenues from
      external customers            $    88,008    $    31,943     $    45,228    $     9,963     $     2,069    $   177,211
   Interest income                           29             70              63             51              --            213
   Interest expense                       1,873            681             482            798              --          3,834
   Depreciation and
     amortization                           715            219             189          1,951             391          3,465
   Income (loss) before income
     taxes and minority interest          4,733            569             584           (177)            768          6,477
   Capital expenditures, net                922             68             318            954             451          2,713

1998:
   Revenues from
      external customers            $    79,714    $    41,033     $    24,550    $     5,886     $     1,154    $   152,337
   Interest income                           20             26               5             12              --             63
   Interest expense                       1,476            783             199            647              --          3,105
   Depreciation and
     amortization                           622            242             106            920             157          2,047
   Income before income
     taxes and minority interest          5,408          1,163             405            293             440          7,709
   Capital expenditures, net              1,417            286             127          6,441           1,122          9,393

                                                                                                    Financial
                                                                                                 Services and
Three Months Ended July 31,        Construction   Agricultural           Truck         Rental       Corporate          Total
----------------------------------------------------------------------------------------------------------------------------

1999:
   Revenues from
      external customers            $   176,445    $    72,245     $    85,489    $    19,757     $     3,817    $   357,753
   Interest income                           42            167             107             82              --            398
   Interest expense                       3,469          1,191             849          1,609              --          7,118
   Depreciation and
     amortization                         1,389            450             382          3,870             664          6,755
   Income (loss) before income
     taxes and minority interest          7,387          1,124             923           (803)          1,374         10,005
   Identifiable assets                  185,380         78,216          60,177         53,039          32,650        409,462
   Capital expenditures, net              1,620           (170)            455          1,585             389          3,879

1998:
   Revenues from
      external customers            $   153,664    $    85,413     $    26,917    $    10,123     $     2,165    $   278,282
   Interest income                           30             72               5             26              --            133
   Interest expense                       2,725          1,435             230          1,170              --          5,560
   Depreciation and
     amortization                           974            474             121          1,773             195          3,537
   Income before income
     taxes and minority interest          8,098          2,326             526             73             783         11,806
   Identifiable assets                  188,406        120,522          31,929         39,782          15,022        395,661
   Capital expenditures, net              2,088            300             137          9,457           1,244         13,226

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's strategic plan of adding growth through acquisitions to internal growth resulted in the Company completing the acquisition of a heavy-duty truck dealership during the first two quarters of fiscal 2000. The acquired dealership, primarily supplied by Volvo and GMC, has locations in Dallas and Ft. Worth, Texas. Total assets acquired relating to the acquisition were approximately $13.6 million with unaudited annual revenues of approximately $33.0 million. The results of operations of this acquisition are included in the Company's results of operations only for the periods after the applicable acquisition date.

         Subsequent to July 31, 1999, the Company purchased two full-service truck centers located in Long Beach and Riverside, California, and a used truck outlet in Fontana, California. The acquired business operations include the sales and service of trucks and related parts and equipment primarily supplied by Volvo, GMC, Isuzu and Hino. Total assets of these acquired businesses were approximately $11.6 million. Volvo has approved the transfer to the Company of its dealerships which had unaudited annual revenues of approximately $20.0 million. Similar dealership transfer approvals are pending with GMC, Isuzu and Hino for which the combined unaudited annual revenues are approximately $20.0 million.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                     Three Months Ended July 31,   Six Months Ended July 31,
                                     ---------------------------   -------------------------
                                           1999          1998          1999          1998
                                           ----          ----          ----          ----
REVENUE DATA (IN MILLIONS):
Total revenues                         $  177.2      $  152.3      $  357.8      $  278.3
      Construction                         49.7%         52.3%         49.3%         55.2%
      Agricultural                         18.0%         26.9%         20.2%         30.7%
      Truck                                25.5%         16.1%         23.9%          9.7%
      Rental                                5.6%          3.9%          5.5%          3.6%
      Financial                             1.2%          0.8%          1.1%          0.8%

Construction revenues                  $   88.0      $   79.7      $  176.5      $  153.7
      Equipment sales                      72.0%         76.1%         71.9%         75.9%
      Parts and service                    26.9%         23.8%         27.1%         24.0%
      Rental                                1.1%          0.1%          1.0%          0.1%

Agricultural revenues                  $   31.9      $   41.0      $   72.2      $   85.4
      Equipment sales                      66.8%         66.6%         71.0%         71.0%
      Parts and service                    33.2%         33.2%         29.0%         28.8%
      Rental                                 --%          0.2%           --%          0.2%

Truck revenues                         $   45.2      $   24.6      $   85.5      $   26.9
      Wholegoods sales                     82.0%         77.7%         81.5%         76.3%
      Parts and service                    18.0%         22.3%         18.5%         23.7%

Rental revenues                        $   10.0      $    5.9      $   19.8      $   10.1
      Equipment sales                      20.2%         10.4%         23.6%         10.3%
      Parts and service                     4.4%          2.5%          3.7%          2.1%
      Rental                               75.4%         87.1%         72.7%         87.6%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
      Equipment and truck sales            69.8%         70.7%         70.6%         71.4%
      Parts and service                    24.2          25.1          23.8          24.5
      Rental                                4.8           3.5           4.5           3.3
      Financial services                    1.2           0.7           1.1           0.8
                                       --------      --------      --------      --------
Total revenues                            100.0         100.0         100.0         100.0

Gross profit                               18.7%         20.2%         17.9%         19.6%
Selling, general and
      administrative expenses              13.0          13.2          13.2          13.4
                                       --------      --------      --------      --------
Operating income                            5.7           7.0           4.7           6.2
Interest expense, net                       2.0           1.9           1.9           2.0
Provision for taxes                         1.5           2.1           1.1           1.7
                                       --------      --------      --------      --------
Net income                                  2.2%          3.0%          1.7%          2.5%
                                       ========      ========      ========      ========

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

REVENUES

         Revenues increased approximately $24.9 million, or 16.3%, from $152.3 million for the second quarter of fiscal 1999 to $177.2 million for the second quarter of fiscal 2000. Construction operations, including material handling operations, contributed approximately $8.3 million of this increase, with revenues increasing 10.4% to $88.0 million. Construction revenues increased approximately $6.0 million due to the Company's acquisitions and store openings since the second quarter of fiscal 1999. Truck operations contributed an increase in revenues of approximately $20.7 million, with revenues increasing 84.5% to $45.2 million. Truck revenues increased approximately $13.8 million due to the Company's acquisitions since the second quarter of fiscal 1999. Rental operations contributed an increase in revenues of approximately $4.0 million, with revenues increasing 66.7% to $10.0 million. Rental revenues increased approximately $3.2 million due to the Company's acquisitions since the second quarter of fiscal 1999. Financial services contributed an increase in revenues of approximately $900,000, with revenues increasing 81.8% to $2.0 million. Offsetting these revenue increases, agricultural revenues decreased approximately $9.0 million, with revenues for the second quarter of fiscal 2000 decreasing 22.0% to $32.0 million. The decrease in agricultural revenues was primarily attributable to the depressed agricultural economy and the Company's exit from the agricultural irrigation equipment business.

         Equipment and truck sales increased approximately $16.1 million, or 15.0%, from $107.7 million for the second quarter of fiscal 1999 to $123.8 million for the second quarter of fiscal 2000. Construction operations contributed approximately $2.6 million of this increase, with sales increasing 4.3% to $63.3 million. The Company's construction acquisitions and store openings since the second quarter of fiscal 1999 provided for the increase in sales for the second quarter of fiscal 2000. Truck operations contributed an increase of approximately $18.0 million, with sales increasing 94.2% to $37.1 million. Truck acquisitions since the second quarter of fiscal 1999 resulted in truck sales of $11.4 million in the second quarter of fiscal 2000. Rental operations contributed an increase of approximately $1.4 million, with sales increasing from $600,000 to $2.0 million. Rental acquisitions since the second quarter of fiscal 1999 provided for the increase in sales for the second quarter of fiscal 2000. Agricultural operations decreased approximately $5.9 million, with sales decreasing 21.6% to $21.4 million.

         Parts and service revenues increased approximately $4.7 million, or 12.3%, from $38.2 million for the second quarter of fiscal 1999 to $42.9 million for the second quarter of fiscal 2000. Construction operations contributed approximately $4.7 million of the increase as sales grew 24.7% to $23.7 million. Of this increase, $2.6 million was due to the Company's acquisitions and store openings since the second quarter of fiscal 1999. Truck operations contributed approximately $2.7 million of the increase as sales increased 50.0% to $8.1 million. Truck acquisitions since the second quarter of fiscal 1999 contributed $2.4 million of this increase in the second quarter of fiscal 2000. Rental operations contributed approximately $300,000 of the increase as sales grew from $200,000 to $500,000. Of this increase, $200,000 was due to acquisitions since the second quarter of fiscal 1999. Parts and service revenues from agricultural operations decreased 22.1%, or $3.0 million, to $10.6 million.

         Rental revenues of $8.5 million were generated in the second quarter of fiscal 2000 compared to $5.3 million in the second quarter of fiscal 1999, an increase of $3.2 million, or 60.4%. Construction and rental operations contributed substantially all of this increase, with $2.4 million of the increase coming from acquisitions and store openings since the second quarter of fiscal 1999.

GROSS PROFIT

         Gross profit increased approximately $2.4 million, or 7.8%, from $30.8 million for the second quarter of fiscal 1999 to $33.2 million for the second quarter of fiscal 2000. Gross profit as a percentage of total revenues for the second quarter of fiscal 2000 and 1999 was 18.7% and 20.2%, respectively. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment, and by competition. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. The Company also continued to experience margin tightening in construction equipment rental and agricultural equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues decreased from 13.2% for the second quarter of fiscal 1999 to 13.0% for the second quarter of fiscal 2000. SG&A expenses increased approximately $3.1 million, from $20.0 million for the second quarter of fiscal 1999 to $23.1 million for the second quarter of fiscal 2000. Approximately $3.0 million of the increase was due to the operations of the Company's acquisitions and store openings since the second quarter of fiscal 1999. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense as a percent of total revenues increased from 2.0% for the second quarter of fiscal 1999 to 2.1% for the second quarter of fiscal 2000. Interest expense increased approximately $700,000, or 22.6%, from $3.1 million for the second quarter of fiscal 1999 to $3.8 million for the second quarter of fiscal 2000. The higher level of interest expense is primarily due to the reduction of net working capital (as remaining proceeds from the Company's initial public offering were expended for acquisitions) and higher rental assets and truck inventories needed to support the Company's expanded rental and truck operations. This increase was partially offset by lower interest rates and a planned reduction in equipment inventories.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income for the second quarter of fiscal 2000 and 1999 was 40.7%.

NET INCOME

         The Company reported net income of $3.8 million, or $0.29 per share, for the second quarter of fiscal 2000, compared to $4.5 million, or $0.34 per share, for the second quarter of fiscal 1999.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998

REVENUES

         Revenues increased approximately $79.5 million, or 28.6%, from $278.3 million for the first six months of fiscal 1999 to $357.8 million for the first six months of fiscal 2000. Construction operations, including material handling operations, contributed approximately $22.8 million of this increase, with revenues increasing 14.8% to $176.5 million for the first six months of fiscal 2000. Construction revenues increased approximately $12.6 million due to the Company's acquisitions and store openings since the second quarter of fiscal 1999. Truck operations contributed an increase in revenues of approximately $58.6 million, with revenues increasing from $26.9 million to $85.5 million. Truck revenues increased approximately $26.7 million due to the Company's acquisitions since the second quarter of fiscal 1999. Rental operations contributed and increase in revenues of approximately $9.7 million, with revenues increasing 96.0% to $19.8 million. Rental revenues increased approximately $6.9 million due to the company's acquisitions since the second quarter of fiscal 1999. Financial services contributed an increase in revenues of approximately $1.6 million , with revenues increasing 72.7% to $3.8 million. Agricultural revenues decreased approximately $13.2 million, with revenues for the first six months of fiscal 2000 decreasing 15.5% to $72.2 million. The decrease in agricultural revenues was primarily attributable to the depressed agricultural economy and the Company's exit from the agricultural irrigation equipment business.

         Equipment and truck sales increased approximately $53.7 million, or 27.0%, from $198.8 million first six months of fiscal 1999 to $252.5 million for the first six months of fiscal 2000. Construction operations contributed approximately $10.2 million of this increase, with sales increasing 8.7% to $126.9 million. Of this increase, $5.8 million was due to the Company's acquisitions and store openings since the second quarter of fiscal 1999. Truck operations contributed an increase of approximately $49.1 million, with sales increasing from $20.5 million to $69.6 million. Truck acquisitions since the second quarter of fiscal 1999 resulted in truck sales of $22.1 million in the first six months of fiscal 2000. Rental operations contributed an increase of approximately $3.7 million, with sales increasing from $1.0 million to $4.7 million. Of this increase, $3.6 million was due to the Company's acquisitions since the second quarter of fiscal 1999. Agricultural operations decreased approximately $9.3 million, with sales decreasing 15.4% to $51.3 million.

         Parts and service revenues increased approximately $17.1 million, or 25.1%, from $68.2 million for the first six months of fiscal 1999 to $85.3 million for the first six months of fiscal 2000. Construction operations contributed approximately $10.8 million of the increase as sales grew 29.2% to $47.8 million. Of this increase, $5.2 million was due to the Company's acquisitions and store openings since the second quarter of fiscal 1999. Truck operations contributed approximately $9.5 million of the increase as sales grew from $6.4 million to $15.9 million. Truck acquisitions since the second quarter of fiscal 1999 contributed $4.6 million of this increase in the first six months of fiscal 2000. Rental operations contributed approximately $500,000 of the increase as sales grew $200,000 to $700,000. Of this increase, $300,000 was due to acquisitions since the second quarter of fiscal 1999. Parts and service revenues from agricultural operations decreased 15.0%, or $3.7 million, to $20.9 million.

         Rental revenues of $16.2 million were generated in the first six months of fiscal 2000 compared to $9.1 million in the first six months of fiscal 1999. Construction and rental operations contributed substantially all of this $7.1 million increase. $4.6 million of the increase in rental revenues for the first six months of fiscal 2000 was primarily attributable to the Company's acquisitions and store openings since the second quarter of fiscal 1999.

GROSS PROFIT

         Gross profit increased approximately $9.4 million, or 17.3%, from $54.5 million for the first six months of fiscal 1999 to $63.9 million for the first six months of fiscal 2000. Gross profit as a percentage of total revenues for the first six months of fiscal 2000 and 1999 was 17.9% and 19.6%, respectively. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment, and by competition. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. The Company also continued to experience margin tightening in construction equipment rental and agricultural equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues decreased from 13.4% for the first six months of fiscal 1999 to 13.2% for the first six months of fiscal 2000. SG&A expenses increased approximately $9.9 million, from $37.3 million for the first six months of fiscal 1999 to $47.2 million for the first six months of fiscal 2000. Approximately $6.1 million of the increase was due to the operations of the Company's acquisitions and store openings since the second quarter of fiscal 1999. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense as a percent of total revenues was constant at 2.0% for both the first six months of fiscal 1999 and fiscal 2000. Interest expense increased approximately $1.5 million, or 26.8%, from $5.6 million for the first six months of fiscal 1999 to $7.1 million for the first six months of fiscal 2000. The higher level of interest expense is primarily due to the reduction of net working capital (as remaining proceeds from the Company's initial public offering were expended for acquisitions) and higher rental assets and truck inventories needed to support the Company's expanded rental and truck operations. This increase was partially offset by lower interest rates and a planned reduction in equipment inventories.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income for the first six months of fiscal 2000 and 1999 was 40.7%.

NET INCOME

         The Company reported net income of $6.0 million, or $0.45 per share, for the first six months of fiscal 2000, compared to $7.0 million, or $0.53 per share, for the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, acquisitions and openings of additional retail locations, rental equipment and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), Bank of America, Deutsche Financial Services Corporation (Deutsche), Associates Commercial Corporation (Associates), General Motors Acceptance Corporation (GMAC), Volvo Commercial Finance (Volvo) and commercial banks.

         Floor plan financing from Deere, Deere Credit and Bank of America represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates, GMAC and Volvo. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche and Deere Credit. Most lenders receive a security interest in the inventory financed. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $43.2 million.

         Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Occasionally additional discounts may be available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade. Deere Credit and Bank of America provide equipment floor plan financing with variable market rates of interest based on the prime rate and LIBOR, respectively. Associates, GMAC and Volvo provide truck floor plan financing with variable market rates of interest based on the prime rate. Deutsche provides rental equipment financing using variable market rates of interest based on LIBOR.

         The Company has available operating lines of credit totaling $30.0 million with varying maturity dates through January 31, 2000 with variable interest rates based on LIBOR and the prime rate. The Company had approximately $11.1 million of unused availability relating to these lines of credit at July 31, 1999.

         The Company periodically reviews the terms of its financing with its lenders, including the interest rate. For the first six months of fiscal 2000 and 1999 the average interest rate under interest-bearing floor plan financing was approximately 7.05% and 7.67%, respectively. As of July 31, 1999 the Company had outstanding floor plan payables of approximately $204.0 million, of which $164.1 million was then interest-bearing. The average interest rates on the Company's lines of credit during the six months ended July 31, 1999 and 1998 were 7.58% and 8.17%, respectively.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants at July 31, 1999.

         Operating activities provided net cash of approximately $10.3 million for the first six months of fiscal 2000, compared to $13.0 million for the first six months of fiscal 1999. The cash generated from operating activities resulted primarily from net income and increases in floor plan financing. Accounts payable and accrued liabilities also contributed to the cash generated in the first six months of fiscal 1999. Partially offsetting the increase in cash from these operating activities were increases in trade receivables from customers and increases in the Company's inventories in preparation for seasonal sales levels for the third fiscal quarter.

         Cash used for investing activities during the first six months of fiscal 2000 was $8.9 million, which was primarily related to acquisitions and the purchase of equipment for the Company's rental operations. Cash used for investing activities during the first six months of fiscal 1999 was $27.6 million, which was primarily due to purchases of net assets of acquisitions and purchases of rental equipment.

         During the first six months of fiscal 2000, proceeds from issuance of long-term debt and increases in operating lines and short-term payables were approximately $6.4 million. This increase in cash was offset by payments of long term debt of approximately $6.4 million. Cash provided by financing activities during the first six months of fiscal 1999 was approximately $14.9 million. The primary source of cash from financing activities was issuance of long-term debt and increases in the Company's operating lines primarily to fund purchases of rental equipment and increased accounts receivable.

         The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures for fiscal 2000.

CYCLICALITY

         Sales of equipment and trucks, particularly new units, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, equipment and truck retailers tend to experience similar periods of decline and recession as the general economy. The impact of an economic downturn on retailers is generally less than the impact on manufacturers due to the sale of parts and service by retailers to maintain used equipment and trucks. The Company believes that its businesses are influenced by worldwide and local economic conditions (see "Safe Harbor Statement" below) and that its geographic and business diversification will generally reduce the overall impact of economic cycles on the Company's operations.

SEASONALITY

         The Company's agricultural operations generally experience a higher volume of equipment sales in the second and third fiscal quarters due to the crop growing season. Typically, farmers purchase equipment prior to planting or harvesting crops. Winter weather conditions in the Midwest limit equipment purchases during the Company's first and fourth fiscal quarters. This seasonal effect is diminished during periods of significant and sustained weakness in the agricultural economy during which farmers purchase less equipment.

         The Company's construction operations also generally experience a higher volume of equipment sales in the second and third fiscal quarters due to favorable weather patterns. The general slowdown in construction activity at the end of the calendar year influences the fourth fiscal quarter. Further, winter weather conditions in the Midwest and parts of the Southwest and South Central also limit construction activity to some degree, typically resulting in lower sales and rentals of construction equipment.

         Since the Company's truck operations do not generally have any significant seasonality, the Company's overall seasonality has tended to decline as truck revenues have become a greater percentage of total revenues. If the Company acquires businesses in geographical areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

YEAR 2000 COMPLIANCE

         The Company uses both information technology ("IT") and non-IT systems and assets that will be affected by the date change in the year 2000. Many existing computer systems and related applications use only two digits to identify a year in the date field. As the year 2000 approaches, such programs may be unable to distinguish years beginning with 20 from years beginning with
19. In addition, such programs may not recognize the year 2000 as a leap year and fail to include February 29 as a date during the year 2000 or incorrectly include February 29 in years after 2000. As a result, date sensitive systems and related applications may fail, or may not process data accurately, before, during or after the year 2000. The Company is in the midst of an ongoing analysis to evaluate and address the potential for year 2000 issues to impact its operations and management of its businesses.

         The Company's dealership, equipment rental and financial services operations rely heavily upon third party systems to support critical day-to-day operations, including sales, inventory, service and parts operations, accounting functions, submitting warranty claims, ordering equipment, trucks and parts, reporting financial information, and receiving technical information for service activities. The Company has received and is relying upon assurances from each of the providers of these systems that year 2000 compliant versions of the systems have been developed and have been made available to the Company at no additional cost under existing maintenance agreements. The Company has installed these updates to make all business software applications year 2000 compliant. In addition, all application server hardware is year 2000 compliant. The Company will continue to evaluate these systems, and will monitor all hardware and software vendors to identify and implement any future releases of corrections relating to the year 2000.

         The Company has also completed sending surveys to manufacturers and other suppliers with which it conducts business (such as public utilities and financial institutions) attempting to verify that products and services provided by these vendors will be available without interruption during the transition to the year 2000. Approximately seventy-five percent of these vendors have thus far responded to the survey, including all major manufacturers and suppliers. About sixty percent of these responses indicate that the vendor is year 2000 compliant, and the remaining responses indicate that the vendor has a plan to be compliant by the end of this year. The Company is following up with vendors who have not yet responded to the survey. In the event third party service providers do not verify their ability to address year 2000 issues, the Company will explore alternative sources for such services.

         The Company's operations also use a variety of non-IT devices and systems containing embedded technology that may fail, or may not process data accurately, before, during or after the year 2000. Due to the nature of its operations, the Company has minimal exposure to embedded technology. Such non-critical devices and systems include personal computers, software applications, phone systems, control systems, security systems and alarms. The Company has completed approximately ninety percent of its evaluation of these non-IT devices and systems. The completion of any necessary implementation and testing is planned for October 31, 1999. As a result of this evaluation, the Company is identifying non-compliant personal computers and other non-IT equipment which are being replaced during 1999.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 23, 1999, in the Company's Form 8-K dated April 23, 1999, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the level of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties, including potential impact of the year 2000 on processing date-sensitive information, which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibits filed with this report are listed in the Exhibit Index on page 20.

         (b)      REPORTS ON FORM 8-K.

                  None.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date: September 3, 1999                By: /s/ Thomas K. Espel
                                           -------------------------------------
                                           Thomas K. Espel
                                           Chief Financial Officer
                                           (principal financial officer)



                                  EXHIBIT INDEX

ITEM NO.   ITEM                                              PAGE OF THIS REPORT
--------   ----                                              -------------------

10.1       RDO Financial Services Co. credit agreement with           21
           Norwest Bank North Dakota, N.A. and Ag Capital
           Company

10.2       Promissory note between RDO Financial Services Co.         47
           and Ag Capital Company

99.1       News release re:  Exploration of strategic
           alternatives for the Company's construction
           equipment rental business                                  49

27.1       Financial Data Schedule                                    50