Form 10-Q
period 1999-10-31
RDO EQUIPMENT CO
filed 1999-12-14
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

         The number of shares outstanding of the registrant as of November 30, 1999:

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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended               Nine Months Ended
                                                          October 31,                     October 31,
                                                 ---------------------------     ---------------------------
                                                     1999            1998            1999            1998
                                                     ----            ----            ----            ----
Revenues:
            Equipment & truck sales              $   108,644     $    99,822     $   361,154     $   298,632
            Parts and service                         46,393          40,370         131,646         108,529
            Rental                                     8,817           9,028          24,990          18,176
            Financial services                         1,668           1,544           5,485           3,709
                                                 -----------     -----------     -----------     -----------
                      Total revenues                 165,522         150,764         523,275         429,046
Cost of revenues (Note 5)                            133,318         134,900         427,145         358,655
                                                 -----------     -----------     -----------     -----------
Gross profit                                          32,204          15,864          96,130          70,391
Selling, general and
    administrative expenses                           24,762          22,128          71,963          59,422
Restructuring charges (Note 5)                            --           2,200              --           2,200
                                                 -----------     -----------     -----------     -----------
                                                      24,762          24,328          71,963          61,622
            Operating income (loss)                    7,442          (8,464)         24,167           8,769
Interest expense                                      (3,606)         (3,824)        (10,724)         (9,384)
Interest income                                          175             275             573             408
                                                 -----------     -----------     -----------     -----------
            Income (loss) before income taxes
                  and minority interest                4,011         (12,013)         14,016            (207)
Income tax benefit (provision)                        (1,633)          4,889          (5,705)             84
                                                 -----------     -----------     -----------     -----------
Income (loss) before minority interest                 2,378          (7,124)          8,311            (123)
Minority interest                                        (65)           (140)            (26)           (166)
                                                 -----------     -----------     -----------     -----------

Net income (loss)                                $     2,313     $    (7,264)    $     8,285     $      (289)
                                                 ===========     ===========     ===========     ===========

Net income (loss) per share -
           basic and diluted                     $      0.18     $     (0.55)    $      0.63     $     (0.02)
                                                 ===========     ===========     ===========     ===========

Weighted average shares outstanding-basic             13,182          13,182          13,182          13,182
                                                 ===========     ===========     ===========     ===========
Weighted average shares outstanding-diluted           13,182          13,182          13,184          13,182
                                                 ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         October 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                                       1999          1999
--------------------------------------------------------------------------------------------------
ASSETS

Current assets:
            Cash and cash equivalents                                     $    3,708    $       51
            Accounts receivable (less allowance for doubtful accounts)        67,152        59,233
            Receivables from affiliates                                          479         3,197
            Inventories (Note 3, 5)                                          232,465       208,368
            Prepaid expenses                                                   1,201         1,588
            Deferred income tax benefit                                        4,240         5,680
                                                                          ----------    ----------
                      Total current assets                                   309,245       278,117

Property and equipment, net                                                   54,923        63,702
Other assets:
            Goodwill and other, net of accumulated amortization               46,076        36,326
            Deposits                                                             993         1,075
                                                                          ----------    ----------

                      Total assets                                        $  411,237    $  379,220
                                                                          ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      October 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                                    1999          1999
-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
            Floor plan payables (Note 4)                               $  203,303    $  191,030
            Notes payable and current maturities of long-term debt:
                      Banks and others                                     15,014        13,942
                      Affiliates                                           19,533        13,536
            Accounts payable                                                9,354         8,373
            Accrued liabilities                                            10,770        11,649
            Customer advance deposits                                       1,045         2,114
            Dividends payable                                                 742           734
                                                                       ----------    ----------
                      Total current liabilities                           259,761       241,378

Long-term debt, net of current maturities:
            Banks and others                                               24,075        24,565
            Affiliates                                                      6,273         3,490

Deferred income taxes                                                       8,240         5,210
                                                                       ----------    ----------
                      Total liabilities                                   298,349       274,643

Minority interest                                                           1,865         1,839

Stockholders' equity:
            Preferred stock                                                    --            --
            Common stocks-
                      Class A                                                  57            57
                      Class B                                                  75            75
            Additional paid-in-capital                                     84,471        84,471
            Retained earnings                                              26,420        18,135
                                                                       ----------    ----------

                      Total stockholders' equity                          111,023       102,738
                                                                       ----------    ----------

                      Total liabilities and stockholders' equity       $  411,237    $  379,220
                                                                       ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended October 31,
(IN THOUSANDS) (UNAUDITED)                                                                          1999           1998
------------------------------------------------------------------------------------------------------------------------
Operating activities:
            Net income (loss)                                                                 $    8,285     $     (289)
            Adjustments to reconcile net income (loss) to net
              cash provided by operating activities:
                      Depreciation and amortization                                                9,960          6,845
                      Deferred taxes                                                               4,470         (3,730)
                      Minority interest                                                               26            166
                      Change in operating assets and liabilities:
                                Accounts receivable                                               (5,876)       (14,056)
                                Inventories                                                       (5,891)        (4,424)
                                Prepaid expenses                                                     396           (647)
                                Deposits                                                              99            615
                                Floor plan payables                                                1,074         46,559
                                Accounts payable and accrued liabilities                             553          1,319
                                Customer advance deposits                                         (1,077)        (1,652)
                                                                                              ----------     ----------

                                           Net cash provided by operating activities              12,019         30,706

Investing activities:
            Net purchases of rental equipment                                                        347        (15,483)
            Net purchase of property and equipment                                                (2,241)        (4,349)
            Net assets of acquisitions                                                            (4,404)       (24,697)
            Retained investment and service fee on securitized receivables                        (1,028)        (2,743)
            Other, net                                                                            (3,524)        (1,579)
                                                                                              ----------     ----------

                                           Net cash used for investing activities                (10,850)       (48,851)

Financing activities:
            Proceeds from issuance of long-term debt                                               6,419         13,920
            Payments on long-term debt                                                           (11,271)        (6,254)
            Net proceeds of operating lines and short-term notes payable                           7,340         11,226
                                                                                              ----------     ----------

                                           Net cash provided by financing activities               2,488         18,892
                                                                                              ----------     ----------

Increase in cash                                                                                   3,657            747

Cash and cash equivalents, beginning of period                                                        51             37
                                                                                              ----------     ----------

Cash and cash equivalents, end of period                                                      $    3,708     $      784
                                                                                              ==========     ==========

Supplemental disclosures:
            Cash payments for interest                                                        $   11,342     $    9,666
                                                                                              ==========     ==========
            Cash payments for income taxes                                                    $    2,444     $    6,715
                                                                                              ==========     ==========
            Noncash investing and financing activities:
                      Increase in assets related to acquisitions of dealerships through
                                issuance and assumption of debt                               $   20,843     $   25,522
                                                                                              ==========     ==========
                      Increase in long-term debt related to refinancing of short-term debt    $    5,000             --
                                                                                              ==========     ==========
                      Sale of rental assets for purchaser's assumption of debt                $    2,526             --
                                                                                              ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and nine months ended October 31, 1999 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. BUSINESS COMBINATIONS:

         During the first three quarters of fiscal 2000 and 1999, the Company made several acquisitions. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill which is amortized over 30 years.

         The following summarizes the net assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the periods indicated (in thousands):

                                       Three Months Ended October 31,    Nine Months Ended October 31,
                                       ------------------------------    -----------------------------
                                            1999             1998             1999             1998
                                            ----             ----             ----             ----
Assets acquired                          $  11,602        $  24,617        $  25,247        $  50,219
Less: liabilities assumed                    8,963           11,721           20,843           25,522
                                         ---------        ---------        ---------        ---------
Cash purchase price                      $   2,639        $  12,896        $   4,404        $  24,697
                                         =========        =========        =========        =========
Number of acquisitions                           1                2                2                5
                                         =========        =========        =========        =========

         Results of operations for the acquisitions have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations give effect to these acquisitions as if they were completed at the beginning of fiscal 1999. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                        Three Months Ended October 31,       Nine Months Ended October 31,
                                        ------------------------------       -----------------------------
                                             1999              1998               1999             1998
                                             ----              ----               ----             ----
Revenues                                 $  168,608        $  173,924         $  551,488        $  532,296
                                         ==========        ==========         ==========        ==========
Net income                               $    2,159        $   (7,267)        $    8,060        $       61
                                         ==========        ==========         ==========        ==========
Weighted average shares
      outstanding-basic                      13,182            13,182             13,182            13,182
                                         ==========        ==========         ==========        ==========
Weighted average shares
      outstanding-diluted                    13,182            13,182             13,184            13,209
                                         ==========        ==========         ==========        ==========
Net income per share -
      basic and diluted                  $     0.16        $    (0.55)        $     0.61        $     0.00
                                         ==========        ==========         ==========        ==========

3. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                         October 31,         January 31,
                                                1999               1999
                                                ----               ----

New equipment & trucks                      $164,410           $152,707
Used equipment & trucks                       36,734             28,865
Parts and other                               31,321             26,796
                                            --------           --------
                                            $232,465           $208,368
                                            ========           ========

4. FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                         October 31,         January 31,
                                                1999                1999
                                                ----                ----

Interest-bearing                            $168,357            $146,127
Noninterest-bearing                           34,946              44,903
                                            --------            --------
                                            $203,303            $191,030
                                            ========            ========

5. INVENTORY AND RESTRUCTURING CHARGES:

         During the third quarter of fiscal year 1999, the Company initiated corporate actions designed to generate cash, to fund future growth opportunities, to discontinue non-strategic operations and to achieve more cost efficient operations. These initiatives included charges relating to inventory and asset write-downs, reserves and severance costs. The Company took a $15.0 million inventory charge which is included in cost of revenues and a $2.2 million restructuring charge in connection with asset write-downs and severance costs, which included exiting the agricultural irrigation equipment business.

6. EARNINGS PER SHARE:

            The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                           Three Months Ended October 31,     Nine Months Ended October 31,
                                           ------------------------------     -----------------------------
                                                1999             1998              1999             1998
                                                ----             ----              ----             ----
Net income available to
      common shareholders                    $   2,313        $  (7,264)        $   8,285        $    (289)
                                             =========        =========         =========        =========
Weighted average number
      of shares outstanding - basic             13,182           13,182            13,182           13,182
Dilutive effect of stock
      options outstanding                           --               --                 2               --
                                             ---------        ---------         ---------        ---------
Common and potential common
      shares outstanding - diluted              13,182           13,182            13,184           13,182
                                             =========        =========         =========        =========

Basic and dilutive net income per share      $    0.18        $   (0.55)        $    0.63        $   (0.02)
                                             =========        =========         =========        =========

Net income and net income per share before the inventory and restructuring charges for the three and nine months ended October 31, 1998 were $2.9 million or $0.22 per basic and diluted share and $9.9 million or $0.75 per basic and diluted share, respectively.

7. SEGMENT INFORMATION:

         The Company's operations are classified into five business segments: construction, agricultural, truck, rental and financial services and corporate. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy-duty and medium-duty trucks to customers primarily in the transportation and construction industries and to units of government. The rental operations provide rental of construction and agricultural equipment to customers primarily in construction and agricultural industries and units of government. The financial services operations primarily provide financing arrangements to customers of the Company's other business segments, and these operations are therefore combined with corporate activities.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, certain property and equipment, and deferred income taxes. Interest income and interest expense are included in revenues and cost of revenues, respectively, for the financial services segment.

         The following tables show the Company's business segments and related financial information for the three and nine months ended October 31, 1999 and 1998 (in thousands):

                                                                                                 Financial
                                                                                              Services and
Three Months Ended Oct. 31,       Construction   Agricultural          Truck         Rental      Corporate         Total
-------------------------------------------------------------------------------------------------------------------------
1999:
   Revenues from
      external customers            $   83,134     $   27,757     $   42,373     $   10,590     $    1,668    $  165,522
   Interest income                         (20)            96             55             44             --           175
   Interest expense                      1,625            768            732            481             --         3,606
   Depreciation and
     amortization                          537            228            262          1,924            254         3,205
   Income (loss) before income
     taxes and minority interest         3,014            725           (456)           277            451         4,011
   Capital expenditures, net            (2,828)           109            350             (6)           390        (1,985)

1998:
   Revenues from
      external customers            $   75,944     $   37,773     $   26,042     $    9,461     $    1,544    $  150,764
   Interest income                         (34)           228             31             50             --           275
   Interest expense                      1,781            960            256            827             --         3,824
   Depreciation and
     amortization                          426            257            157          1,874            594         3,308
   Income (loss) before income
     taxes and minority interest        (2,445)       (11,710)           453            976            713       (12,013)
   Capital expenditures, net               980            107            316          4,816            387         6,606

                                                                                                 Financial
                                                                                              Services and
Nine Months Ended Oct. 31,        Construction   Agricultural          Truck         Rental      Corporate         Total
-------------------------------------------------------------------------------------------------------------------------

1999:
   Revenues from
      external customers            $  259,579     $  100,002     $  127,862     $   30,347     $    5,485    $  523,275
   Interest income                          22            263            162            126             --           573
   Interest expense                      5,094          1,959          1,581          2,090             --        10,724
   Depreciation and
     amortization                        1,926            678            644          5,794            918         9,960
   Income (loss) before income
     taxes and minority interest        10,401          1,849            467           (526)         1,825        14,016
   Identifiable assets                 168,910         73,885         81,716         51,623         35,103       411,237
   Capital expenditures, net            (1,208)           (61)           805          1,579            779         1,894

1998:
   Revenues from
      external customers            $  229,608     $  123,186     $   52,959     $   19,584     $    3,709    $  429,046
   Interest income                          (4)           300             36             76             --           408
   Interest expense                      4,506          2,395            486          1,997             --         9,384
   Depreciation and
     amortization                        1,400            731            278          3,647            789         6,845
   Income (loss) before income
     taxes and minority interest         5,648         (9,383)           983          1,049          1,496          (207)
   Identifiable assets                 189,845        107,878         33,622         55,162         26,952       413,459
   Capital expenditures, net             3,068            407            453         14,273          1,631        19,832

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's strategic plan of internal growth along with growth through acquisitions resulted in the Company completing two acquisitions during the first three quarters of fiscal 2000. During the first quarter of fiscal 2000, the Company completed the acquisition of a heavy and medium-duty truck dealership, primarily supplied by Volvo and GMC, with locations in Dallas and Ft. Worth, Texas. Total assets acquired relating to the acquisition were approximately $13.6 million with unaudited annual revenues of approximately $33.0 million. During the third quarter of fiscal 2000, the Company completed the acquisition of two full-service truck centers located in Long Beach and Riverside, California and a used truck outlet in Fontana, California. The acquired business operations include the sales and service of trucks and related parts and equipment primarily supplied by Volvo, GMC, Isuzu and Hino. Total assets acquired relating to the acquisition were approximately $11.6 million with unaudited annual revenues of approximately $40.0 million.

         During the third quarter of fiscal 1999, the Company initiated a number of corporate actions designed to generate cash, to fund growth opportunities, to discontinue non-strategic operations and to achieve more cost efficient operations. These initiatives included charges related to inventory and asset write-downs, reserves and severance costs. The Company took a $15.0 million inventory charge that enabled the Company to initiate a new and more aggressive pricing strategy with respect to equipment sales in the agricultural business line. This charge is included in cost of revenues. In addition, the Company recorded a restructuring charge of $2.2 million in connection with asset write-downs and severance costs, which included exiting the agricultural irrigation equipment business.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                             Three Months Ended October 31,   Nine Months Ended October 31,
                                             ------------------------------   -----------------------------
                                                   1999          1998              1999          1998
                                                   ----          ----              ----          ----
REVENUE DATA (IN MILLIONS):
Total revenues                                   $ 165.5       $ 150.8           $ 523.3       $ 429.0
      Construction                                  50.2%         50.4%             49.6%         53.5%
      Agricultural                                  16.8%         25.0%             19.1%         28.7%
      Truck                                         25.6%         17.3%             24.5%         12.3%
      Rental                                         6.4%          6.3%              5.8%          4.6%
      Financial                                      1.0%          1.0%              1.0%          0.9%

Construction revenues                            $  83.1       $  75.9           $ 259.6       $ 229.6
      Equipment sales                               69.2%         70.7%             71.0%         74.2%
      Parts and service                             29.5%         27.9%             27.9%         25.3%
      Rental                                         1.3%          1.4%              1.1%          0.5%

Agricultural revenues                            $  27.8       $  37.8           $ 100.0       $ 123.2
      Equipment sales                               58.3%         65.6%             67.5%         69.3%
      Parts and service                             41.7%         34.2%             32.5%         30.5%
      Rental                                          --%          0.2%               --%          0.2%

Truck revenues                                   $  42.4       $  26.1           $ 127.9       $  53.0
      Truck sales                                   76.6%         76.7%             79.9%         76.5%
      Parts and service                             23.4%         23.3%             20.1%         23.5%

Rental revenues                                  $  10.6       $   9.5           $  30.3       $  19.6
      Equipment sales                               23.3%         14.2%             23.5%         12.2%
      Parts and service                              3.8%          1.9%              3.7%          2.0%
      Rental                                        72.9%         83.9%             72.8%         85.8%

STATEMENT OF OPERATIONS (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
      Equipment and truck sales                     65.7%         66.2%             69.0%         69.6%
      Parts and service                             28.0          26.8              25.2          25.3
      Rental                                         5.3           6.0               4.8           4.2
      Financial services                             1.0           1.0               1.0           0.9
                                                 -------       -------           -------       -------
Total revenues                                     100.0         100.0             100.0         100.0

Gross profit                                        19.5%         10.5%(1)          18.4%         16.4%(1)
Selling, general and
      administrative expenses                       15.0          14.7              13.8          13.9
Restructuring charge                                  --           1.4                --           0.5
                                                 -------       -------           -------       -------
                                                    15.0          16.1              13.8          14.4
Operating income (loss)                              4.5          (5.6)              4.6           2.0
Interest expense, net                                2.1           2.4               1.9           2.1
Provision for (benefit from) taxes                   1.0          (3.2)              1.1           0.0
                                                 -------       -------           -------       -------
Net income (loss)                                    1.4%         (4.8)%             1.6%         (0.1)%
                                                 =======       =======           =======       =======

(1) For the three and nine months ended October 31, 1998, gross profit as a percent of total revenues before the $15.0 million inventory charge was 20.5% and 19.9%, respectively.

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

REVENUES

         Revenues increased approximately $14.7 million, or 9.8%, from $150.8 million for the third quarter of fiscal 1999 to $165.5 million for the third quarter of fiscal 2000. Construction operations, including material handling operations, contributed approximately $7.2 million of this increase, with revenues increasing 9.5% to $83.1 million for the third quarter of fiscal 2000. Truck operations contributed approximately $16.3 million of the overall increase in revenues, with revenues increasing 62.5% to $42.4 million for the third quarter of fiscal 2000. Most of the increase in truck revenues was due to the Company's acquisitions since the third quarter of fiscal 1999. Rental operations contributed an increase in revenues of approximately $1.1 million, with revenues increasing 11.6% to $10.6 million. Rental revenues increased approximately $500,000 due to the Company's acquisitions since the third quarter of fiscal 1999. Financial services contributed an increase in revenues of approximately $100,000, with revenues increasing 6.7% to $1.6 million. Offsetting these revenue increases, agricultural revenues decreased approximately $10.0 million, with revenues for the third quarter of fiscal 2000 decreasing 26.5% to $27.8 million. The decrease in agricultural revenues was primarily attributable to the depressed agricultural economy and the Company's exit from the agricultural irrigation equipment business.

         Equipment and truck sales increased approximately $8.8 million, or 8.8%, from $99.8 million for the third quarter of fiscal 1999 to $108.6 million for the third quarter of fiscal 2000. Construction operations contributed approximately $3.8 million of this increase, with sales increasing 7.1% to $57.5 million. Truck operations contributed an increase of approximately $12.5 million, with sales increasing 62.5% to $32.5 million. Truck acquisitions since the third quarter of fiscal 1999 resulted in truck sales of $12.0 million in the third quarter of fiscal 2000. Rental operations contributed an increase of approximately $1.1 million, with sales increasing from $1.3 million to $2.4 million. Agricultural equipment sales operations decreased approximately $8.6 million, with sales decreasing 34.7% to $16.2 million.

         Parts and service revenues increased approximately $6.0 million, or 14.9%, from $40.4 million for the third quarter of fiscal 1999 to $46.4 million for the third quarter of fiscal 2000. Construction operations contributed approximately $3.3 million of the increase as sales grew 15.6% to $24.5 million. Truck operations contributed approximately $3.8 million of the increase as sales increased 62.3% to $9.9 million. Truck acquisitions since the third quarter of fiscal 1999 contributed $14.1 million of increased sales in the third quarter of fiscal 2000. Rental operations contributed approximately $200,000 of the increase as sales grew from $200,000 to $400,000. Parts and service revenues from agricultural operations decreased 10.1%, or $1.3 million, to $11.6 million.

         Rental revenues of $8.8 million were generated in the third quarter of fiscal 2000 compared to $9.0 million in the third quarter of fiscal 1999, a decrease of $200,000, or 2.2%. The Company's acquisitions since the third quarter of fiscal 1999 contributed rental revenues of approximately $400,000 during the third quarter of fiscal 2000.

GROSS PROFIT

         Gross profit increased approximately $16.3 million, or 102.5%, from $15.9 million for the third quarter of fiscal 1999 to $32.2 million for the third quarter of fiscal 2000. Gross profit as a percentage of total revenues for the third quarter of fiscal 2000 and 1999 was 19.5% and 10.5%, respectively. The increase in gross profit was largely attributable to the $15.0 million inventory charge which affected gross profit for the third quarter of fiscal 1999. Gross profit as a percentage of total revenues before the $15.0 million inventory charge was 20.5% for the third quarter of fiscal 1999. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment, and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. The Company also is experiencing margin tightening in the rental of construction equipment. In the third quarter, agricultural gross margin as a percentage of revenues increased due mostly to an increase in proportion of sales coming from higher margin parts and service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues increased from 14.7% for the third quarter of fiscal 1999 to 15.0% for the third quarter of fiscal 2000. SG&A expenses increased approximately $2.7 million, from $22.1 million for the third quarter of fiscal 1999 to $24.8 million for the third quarter of fiscal 2000. The Company's acquisitions since the third quarter of fiscal 1999 contributed most of this increase. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues. The increase in SG&A expenses in the third quarter as a percentage of total revenues was mostly attributable to lower sales of agricultural equipment and to support for continued revenue growth from truck operations.

INTEREST EXPENSE

         Interest expense as a percent of total revenues decreased from 2.5% for the third quarter of fiscal 1999 to 2.2% for the third quarter of fiscal 2000. Interest expense decreased approximately $200,000, or 5.3%, from $3.8 million for the third quarter of fiscal 1999 to $3.6 million for the third quarter of fiscal 2000. Planned reductions of construction and agricultural inventories have resulted in lower interest expense for the third quarter.

INCOME TAXES

         The estimated provision for and benefit from taxes as a percentage of pretax income or loss for the third quarter of fiscal 2000 and 1999 was 40.7%.

NET INCOME

         The Company reported net income of $2.3 million, or $0.18 per share for the third quarter of fiscal 2000, compared to a net loss of $(7.3) million, or $(0.55) per share, for the third quarter of fiscal 1999. Net income and net income per share for the third quarter of fiscal 1999 includes a $15.0 million inventory charge and a $2.2 million restructuring charge.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998

REVENUES

         Revenues increased approximately $94.3 million, or 22.0%, from $429.0 million for the first nine months of fiscal 1999 to $523.3 million for the first nine months of fiscal 2000. Construction operations, including material handling operations, contributed approximately $30.0 million of this increase, with revenues increasing 13.1% to $259.6 million for the first nine months of fiscal 2000. Truck operations contributed an increase in revenues of approximately $74.9 million, with revenues increasing from $53.0 million to $127.9 million. Truck revenues increased approximately $42.8 million due to the Company's acquisitions since the third quarter of fiscal 1999. Rental operations contributed an increase in revenues of approximately $10.7 million, with revenues increasing 54.6% to $30.3 million. Rental revenues increased approximately $900,000 due to the Company's acquisitions since the third quarter of fiscal 1999. Financial services contributed an increase in revenues of approximately $1.8 million, with revenues increasing 48.7% to $5.5 million. Agricultural revenues decreased approximately $23.2 million, with revenues for the first nine months of fiscal 2000 decreasing 18.8% to $100.0 million. The decrease in agricultural revenues was primarily attributable to the depressed agricultural economy and the Company's exit from the agricultural irrigation equipment business.

         Equipment and truck sales increased approximately $62.6 million, or 21.0%, from $298.6 million for the first nine months of fiscal 1999 to $361.2 million for the first nine months of fiscal 2000. Construction operations contributed approximately $14.1 million of this increase, with sales increasing 8.3% to $184.4 million. Truck operations contributed an increase of approximately $61.7 million, with sales increasing from $40.5 million to $102.2 million. Truck acquisitions since the third quarter of fiscal 1999 resulted in truck sales of $34.1 million in the first nine months of fiscal 2000. Rental operations contributed an increase of approximately $4.7 million, with sales increasing from $2.4 million to $7.1 million. Of this increase, $100,000 was due to the Company's acquisitions since the third quarter of fiscal 1999. Agricultural operations decreased approximately $17.9 million, with sales decreasing 21.0% to $67.5 million.

         Parts and service revenues increased approximately $23.1 million, or 21.3%, from $108.5 million for the first nine months of fiscal 1999 to $131.6 million for the first nine months of fiscal 2000. Construction operations contributed approximately $14.2 million of the increase as sales grew 24.4% to $72.3 million. Truck operations contributed approximately $13.2 million of the increase as sales grew from $12.5 million to $25.7 million. Truck acquisitions since the third quarter of fiscal 1999 contributed $8.6 million of this increase in the first nine months of fiscal 2000. Rental operations contributed approximately $700,000 of the increase as sales grew from $400,000 to $1.1 million. Parts and service revenues from agricultural operations decreased 13.3%, or $5.0 million, to $32.5 million.

         Rental revenues of $25.0 million were generated in the first nine months of fiscal 2000 compared to $18.2 million in the first nine months of fiscal 1999. Construction and rental operations contributed substantially all of this $6.8 million increase. $800,000 of the increase in rental revenues for the first nine months of fiscal 2000 was attributable to the Company's acquisitions since the third quarter of fiscal 1999.

GROSS PROFIT

         Gross profit increased approximately $25.7 million, or 36.5%, from $70.4 million for the first nine months of fiscal 1999 to $96.1 million for the first nine months of fiscal 2000. Gross profit as a percentage of total revenues for the first nine months of fiscal 2000 and 1999 was 18.4% and 16.4%, respectively. The increase in gross profit was largely attributable to the $15.0 million inventory charge which affected gross profit for the third quarter of fiscal 1999. Gross profit, as a percentage of total revenues before the $15.0 million inventory charge, was 19.9% for the first nine months of fiscal 1999. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment, and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. The Company also is experiencing margin tightening in the rental of construction equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues decreased from 13.9% for the first nine months of fiscal 1999 to 13.8% for the first nine months of fiscal 2000. SG&A expenses increased approximately $12.6 million, from $59.4 million for the first nine months of fiscal 1999 to $72.0 million for the first nine months of fiscal 2000. Approximately $4.9 million of the increase was due to the operations of the Company's acquisitions since the third quarter of fiscal 1999. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense as a percent of total revenues decreased from 2.2% for the first nine months of fiscal 1999 to 2.0% for the first nine months of fiscal 2000. Interest expense increased approximately $1.3 million, or 13.8%, from $9.4 million for the first nine months of fiscal 1999 to $10.7 million for the first nine months of fiscal 2000. Interest expense as a percentage of total revenues declined due to the planned reduction of construction and agricultural inventories.

INCOME TAXES

         The estimated provision for and benefit from taxes as a percentage of pretax income or loss for the first nine months of fiscal 2000 and 1999 was 40.7%.

NET INCOME

         The Company reported net income of $8.3 million, or $0.63 per share for the first nine months of fiscal 2000, compared to a net loss of $(289,000), or $(0.02) per share, for the first nine months of fiscal 1999. Net income and net income per share for the first nine months of fiscal 1999 includes a $15.0 million inventory charge and a $2.2 million restructuring charge.

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

         Floor plan financing from Deere, Deere Credit and Bank of America represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates, GMAC and Volvo. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche and Deere Credit. Most lenders receive a security interest in the inventory financed. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $52.5 million.

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

         The Company has available operating lines of credit totaling $30.0 million with varying maturity dates through January 31, 2000 with variable interest rates based on LIBOR and the prime rate. The Company had approximately $7.3 million of unused availability relating to these lines of credit at October 31, 1999.

         The Company periodically reviews the terms of its financing with its lenders, including the interest rate. For the first nine months of fiscal 2000 and 1999 the average interest rate under interest-bearing floor plan financing was approximately 7.43% and 7.60%, respectively. As of October 31, 1999 the Company had outstanding floor plan payables of approximately $203.3 million, of which $168.4 million was then interest-bearing. The average interest rates on the Company's lines of credit during the nine months ended October 31, 1999 and 1998 were 7.99% and 8.17%, respectively.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants at October 31, 1999.

         Operating activities provided net cash of approximately $12.0 million for the first nine months of fiscal 2000, compared to $30.7 million for the first nine months of fiscal 1999. The cash generated from operating activities for the first nine months of fiscal 2000 resulted primarily from net income, depreciation, amortization and increases in floor plan financing, which were partially offset by increases in trade receivables from customers and increases in the Company's inventories. The cash generated from operating activities for the first nine months of fiscal 1999 resulted primarily from increases in floor plan financing, accounts payable and accrued liabilities. Partially offsetting the increase in cash from these operating activities were increases in trade receivables from customers and increases in the Company's inventories.

         Cash used for investing activities during the first nine months of fiscal 2000 was $10.9 million, which was primarily related to acquisitions and the purchase of property and equipment. Cash used for investing activities during the first nine months of fiscal 1999 was $48.9 million, which was primarily due to purchases of net assets of acquisitions and purchases of rental equipment.

         Cash provided by financing activities during the first nine months of fiscal 2000 was $2.5 million. The primary source of cash from financing activities was issuance of long-term debt and increases in the Company's operating lines to fund increased accounts receivable. Cash provided by financing activities during the first nine months of fiscal 1999 was approximately $18.9 million. The primary source of cash from financing activities was issuance of long-term debt and increases in the Company's operating lines primarily to fund purchases of rental equipment and increased accounts receivable.

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

SEASONALITY

         The Company's agricultural operations generally experience a higher volume of equipment sales in the second and third fiscal quarters due to the crop growing season. Typically, farmers purchase equipment prior to planting or harvesting crops. Winter weather conditions in the Midwest limit equipment purchases during the Company's first and fourth fiscal quarters. This seasonal effect is diminished during periods of significant and sustained weakness in the agricultural economy during which farmers generally purchase less equipment.

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

         The Company's dealership, equipment rental and financial services operations rely heavily upon third party systems to support critical day-to-day operations, including sales, inventory, service and parts operations, accounting functions, submitting warranty claims, ordering equipment, trucks and parts, reporting financial information, and receiving technical information for service activities. The Company has received and is relying upon assurances from each of the providers of these systems that the versions the Company is currently running are year 2000 compliant. In addition, all application server hardware is year 2000 compliant. The Company will continue to evaluate these systems, and will monitor all hardware and software vendors to identify and implement any future releases of corrections relating to the year 2000.

         The Company has also completed sending surveys to manufacturers and other suppliers with which it conducts business (such as public utilities and financial institutions) attempting to verify that products and services provided by these vendors will be available without interruption during the transition to the year 2000. Approximately ninety percent of these vendors have thus far responded to the survey, including all major manufacturers and suppliers. About seventy percent of these responses indicate that the vendor is year 2000 compliant, and the remaining responses indicate that the vendor has a plan to be compliant by the end of this year. None of the vendors that have not responded are considered to be critical to the operations of the Company. The Company is continuing to follow up with all vendors who have not responded or whose year 2000 projects are still in process. In the event any of these vendors do not verify their ability to address year 2000 issues, the Company will explore alternative sources for such services.

         In addition, the Company's operations use a variety of non-IT devices and systems containing embedded technology which may fail, or may not process data accurately, before, during or after the year 2000. Due to the nature of its operations, the Company has minimal exposure to embedded technology. Such non-critical devices and systems include personal computers, software applications, phone systems, control systems, security systems and alarms. The Company has completed its evaluation of these non-IT devices and systems. All non-compliant equipment used in date sensitive functions will be replaced prior to December 31, 1999.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 23, 1999, in the Company's Form 8-K dated April 23, 1999, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the level of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties, including potential impact of the year 2000 on processing date-sensitive information, which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

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


                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date: December 6, 1999                 By: /s/ Thomas K. Espel
                                           -------------------------------------
                                           Thomas K. Espel
                                           Chief Financial Officer
                                           (principal financial officer)



                                  EXHIBIT INDEX

ITEM NO.                ITEM                                 PAGE OF THIS REPORT
--------                ----                                 -------------------

27                      Financial Data Schedule                      21