Form 10-K405
period 2000-01-31
RDO EQUIPMENT CO
filed 2000-04-26
CIK 1023902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       The aggregate market value of common equity held by persons other than directors and officers was approximately $28 million as of March 31, 2000. At that date, 5,731,008 shares of Class A Common Stock and 7,450,492 shares of Class B Common Stock were outstanding for a total of 13,181,500 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual report to shareholders for the year ended January 31, 2000 ("Annual Report") are incorporated by reference in Part II. Portions of the proxy statement for the annual meeting to be held on May 31, 2000 ("Proxy Statement") are incorporated by reference in Part III.

================================================================================

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

           The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in the section entitled "Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any statements contained or incorporated by reference in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.


                                     PART I
ITEM 1.    BUSINESS.

GENERAL

           The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. At the end of fiscal 2000, the Company operated 56 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include the largest network of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America. The Company believes that its network of stores enables it to achieve benefits by increasing operational synergies. The Company expects to continue to expand through future acquisitions and openings of agricultural, construction, material handling and truck dealerships.

           New products sold by the Company are supplied primarily by Deere, a leading manufacturer and supplier of construction and agricultural equipment, and by Volvo AB ("Volvo"), a leading manufacturer and supplier of heavy-duty trucks. Sales of new Deere products and new Volvo products by the Company accounted for approximately 35% and 10%, respectively, of the Company's sales in fiscal 2000. No other supplier accounted for more than 10% of the Company's new product sales in fiscal 2000. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

           For the fiscal year ended January 31, 2000, the Company's revenues were generated from the following areas of business:

              New equipment and truck sales........................  54%
              Used equipment and truck sales.......................  15%
              Product support (parts and service revenues).........  25%
              Equipment rental.....................................   5%
              Financial services...................................   1%

           During fiscal 2000, the Company acquired Volvo truck dealerships with full-service truck centers located in Dallas and Ft. Worth, Texas, and in Long Beach and Riverside, California. In addition, the Company acquired a used truck operation in Fontana, California, and commenced truck operations at its Waco, Texas location. The Company also closed one construction equipment rental store and sold its 80 percent interest in RDO Rental Co., a construction equipment rental operation located in the southwestern United States.

           The Company is a Delaware corporation with its executive offices located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is (701) 297-4288. References to the Company in this Form 10-K include its subsidiaries.

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

CONSTRUCTION EQUIPMENT OPERATIONS

           The Company estimates that North American retail sales of new construction equipment in its target product market in calendar 1999 totaled over $8 billion. Deere is one of the leading suppliers of construction equipment in North America for light to medium applications and offers a broad array of products. The Company believes Deere has approximately 90 construction dealers who operate approximately 424 main stores and sales and service centers in North America. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products.

           The Company believes it is the largest Deere construction equipment dealer in North America, both in number of stores and total purchases, accounting for approximately six percent of Deere's North American construction equipment sales in calendar 1999. As of the end of fiscal 2000, the Company operated 25 Deere construction equipment stores located in metropolitan areas in Arizona, Southern California, Minnesota, Montana, North Dakota, South Dakota and Central Texas.

           Customers of the Company's construction equipment stores are diverse and include contractors, for both residential and commercial construction, utility companies, and federal, state and local government agencies. The Company's stores provide a full line of equipment for light to medium size applications and related product support to their customers. Primary products include John Deere backhoes, excavators, crawler dozers and four-wheel-drive loaders. More recently, the Company began handling new products being introduced into the market by Deere including ADTs, large excavators and compact excavators. The Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment primarily taken as trade-ins.

           The Company's construction equipment stores are located in areas with significant construction activity, including Austin, Dallas/Fort Worth, southeastern Los Angeles, Minneapolis/St. Paul, Phoenix, San Antonio and San Diego. Each construction equipment store displays a broad array of new and used equipment and has a series of fully equipped service bays to provide on-site service and maintenance of construction equipment. The Company believes it has a competitive advantage over other construction equipment dealers given its ability to draw on its network of construction stores for equipment and parts, the focus on used equipment and the economies of scale inherent in its centralized administrative, purchasing and inventory management functions.

           In addition to selling and servicing new and used construction equipment, the Company engages in rent-to-purchase and rent-to-rent transactions as part of its dealership activities. In connection with the sale to United Rentals, Inc. of its 80 percent interest in RDO Rental Co., the Company agreed to limit its construction equipment rental activities in certain portions of the southwestern United States until February 1, 2002. In general, these limitations do not impact activities historically conducted by the Company (other than RDO Rental Co.) or activities consistent with dealership operations.

TRUCK OPERATIONS

           The Company estimates that North American retail sales of heavy-duty trucks in calendar 1999 exceeded $10 billion. Mack Trucks, Inc. ("Mack") and Volvo are leading suppliers of heavy-duty trucks in North America. The Company believes Mack has approximately 132 dealers that operate approximately 256 locations in North America, while Volvo has approximately 128 dealers that operate approximately 204 locations in the United States. Each Mack or Volvo truck dealer is assigned designated geographical areas of responsibility within which it has the right to sell new trucks made by the truck manufacturer.

           The Company operates Mack truck centers in Minneapolis/St. Paul, Minnesota and in Fargo and Grand Forks, North Dakota. Its Volvo truck centers are located in Long Beach and Riverside, California; Minneapolis/St. Paul, Minnesota; Fargo and Grand Forks, North Dakota; and Dallas, Ft. Worth and Waco, Texas. The Company's truck centers in Fargo, Grand Forks, Dallas and Riverside also sell and service GMC trucks; and its stores in Fargo, Grand Forks and Fontana handle Isuzu trucks. The Company also conducts a used truck operation in Fontana, California. The Company's truck centers are located in high truck traffic areas on or near major highways.

           Trucks sold by the Company are generally classified as Class 4 through Class 8 by the American Automobile Manufacturers Association. Class 8 trucks have a minimum gross vehicle weight rating above 33,000 pounds, and are primarily used for over-the-road and off-highway transportation of general freight and various vocational applications including the hauling of construction materials, logging, mining, petroleum, refuse, waste and other specialty uses. Customers generally purchase these trucks for commercial purposes that are outfitted to perform according to the user's specifications.

           The Company's truck centers display a broad array of new and used trucks and have fully-equipped service bays to provide on-site service and maintenance of trucks, including body shops. The Company believes its operating model gives it a competitive advantage over other truck dealers. In addition, its truck operations and construction equipment operations have common customers, which presents opportunities for marketing, selling and operating synergies.

AGRICULTURAL EQUIPMENT OPERATIONS

           The Company estimates that North American retail sales of new agricultural equipment in its target product market in calendar 1999 totaled over $10 billion. Deere is the leading supplier of agricultural equipment in North America. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. The Company believes Deere has approximately 1,200 agricultural dealers that operate approximately 1,600 stores and parts and service centers in North America.

           The Company believes it is the largest Deere agricultural equipment dealer in North America, both in number of stores and total purchases, accounting for approximately 1.25 percent of Deere's North

American sales of agricultural equipment, parts and attachments in calendar 1999. As of the end of fiscal 2000, the Company operated 15 Deere agricultural equipment stores located in Arizona, Southern California, Minnesota, North Dakota, South Dakota and Washington.

           The Company's agricultural equipment stores are a full-service supplier to farmers, offering a broad range of farm equipment and related products for the crops grown in each of their areas. As a result of the customer mix and Deere's product offering, the core products include combines, tractors, planting equipment and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. The sale of new Deere agricultural equipment is the primary focus of the Company's agricultural equipment sales and accounts for a majority of new equipment sales. A wide variety of additional agricultural equipment lines, which complement the Deere products, are also offered according to local market demand. The agricultural stores also sell used equipment, generally acquired as trade-ins.

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

           The Company also conducts an agricultural equipment rental business in California that it acquired during fiscal 1999. The Company believes that the agricultural equipment rental business is a growing trend being driven primarily by agricultural customers that are increasingly outsourcing their equipment needs to reduce their investment in non-core assets and to convert equipment costs from fixed to variable, especially in the western, southwestern and south central regions of the United States. The Company believes that its dealerships and rental operations complement and support each other.

MATERIAL HANDLING EQUIPMENT OPERATIONS

           The Company estimates that North American retail sales of lift trucks and other material handling equipment in its target product market in calendar 1999 exceeded $7 billion. Hyster Company (part of the material-handling group of NACCO Industries, Inc.) ("Hyster") is a leading supplier of lift trucks in North America. The Company believes Hyster has approximately 50 dealers that operate approximately 100 stores in North America. Each Hyster dealer is assigned designated geographical areas of responsibility within which it has the right to sell new Hyster lift trucks and parts. The Company is the designated Hyster lift truck dealer for the upper Midwest - Minnesota, Nebraska, North Dakota, South Dakota, western Iowa and northwestern Wisconsin.

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

           Shortly after its appointment as a Hyster dealer in fiscal 1999, the Company acquired the operating assets of two companies engaged in the distribution, sale, service and rental of material handling equipment with stores located in Grand Island, Lincoln and Omaha, Nebraska and North Sioux City, South Dakota. This acquisition provided the Company with an established platform which complemented its Hyster operations, including aerial and high-reach man lifts manufactured by Genie, Grove, Skyjack and Upright and other equipment used to move, protect, store or control products and materials in manufacturing and distribution.

           The Company conducts its material handling operations from 11 locations in the upper Midwest of which five locations are dedicated solely to material handling equipment. The other locations consist of several of the Company's agricultural and construction equipment stores in Minnesota and North Dakota. Each store displays a variety of equipment for sale or rent, and has fully-equipped service bays to provide on-site service and maintenance. Customers include commercial, manufacturing, trucking and warehousing businesses, some of which have fleets of material handling equipment to be maintained. The Company believes its operating model gives it a competitive advantage over other material handling equipment retailers, and that its other operations have common customers with its material handling operations which presents opportunities for marketing, selling and operating synergies.

USED EQUIPMENT AND TRUCKS

           The Company believes that an integral part of its operations is the handling of used equipment and trucks. Accordingly, each of the Company's divisions has established a management team to assist in the valuation of used products which the Company receives in trade-ins, assist in the purchase of used products for sale or rent by its dealerships, and support the sale of used products received as trade-ins. These activities include the purchase and remarket on the open market of used equipment manufactured by companies other than Deere such as Caterpillar Inc. ("Caterpillar"), Komatsu Corporation ("Komatsu") and Volvo.

PARTS AND SERVICE

           The Company's stores offer a broad range of replacement parts and fully equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service will be increasingly important to its ability to attract and retain customers for its operations. Each store includes service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company. The construction equipment stores located in Dallas, Texas; Minneapolis, Minnesota; and Riverside, California also operate undercarriage shops for all makes and sizes of crawler equipment.

FINANCIAL SERVICES

           The Company's finance subsidiary, RDO Financial Services Co., provides equipment and truck loans and leases to the customers of the Company's retail network. This subsidiary has developed strategic partnerships with vendors of financial products, as well as additional services such as revolving credit, farm land financing, extended warranties, credit life insurance and casualty insurance, which are sold to the Company's customers.

           The Company believes that there is a growing trend in the equipment and truck distribution business toward selling new and used products with financing and service contracts. In addition, financing incentives are becoming an important element in the Company's selling efforts. Customers increasingly want to purchase products from retailers who can also provide financing and other products and services of the types being offered by the Company.

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

           Floor plan financing from Deere, Deere Credit Services, Inc. ("Deere Credit") and Banc of America Leasing & Capital, LLC ("Banc of America") represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates Commercial Corporation ("Associates"), General Motors Acceptance Corporation ("GMAC") and Volvo Commercial Finance LLC The Americas. Rental equipment on- and off-balance sheet financing is primarily provided by Deutsche Financial Services Corporation ("Deutsche") and Deere Credit. All lenders generally receive a security interest in the inventory or rental equipment being financed.

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

PRODUCT WARRANTIES

           The manufacturer generally provides warranties for new products and parts. The term and scope of these warranties vary greatly by manufacturer and by product. The Company does not provide additional warranties to retail purchasers of new products. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used products "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. The Company also sells a warranty product offered by Deere on new and used equipment. The Company itself has not generally provided additional warranties.

COMPETITION

           The Company's construction equipment stores compete with distributors of equipment produced by manufacturers other than Deere, including Caterpillar, CNH Global N.V. ("CNH") and Komatsu. The Company also faces competition from distributors of manufacturers of specific types of construction equipment, including JCB backhoes, Kobelco excavators, Komatsu wheel loaders and crawler dozers, and Bobcat skid loaders. The Company's agricultural equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Caterpillar and CNH. The Company's agricultural equipment stores also compete with other Deere agricultural dealerships. Competing Deere agricultural stores may be located in close proximity to one of the Company's agricultural equipment stores.

           The Company's equipment rental operations compete with equipment rental companies and dealers. Equipment rental businesses generally make available for short-term rent used equipment manufactured by the foregoing manufacturers, including those who are suppliers to the Company.

           The Company's truck centers compete with distributors of trucks produced by manufacturers other than Mack and Volvo, including DaimlerChrysler AG (Freightliner and Sterling), Ford Motor Co., Navistar International Corp. and Paccar Inc. (Peterbilt and Kenworth). The Company's material handling stores compete with distributors of lift trucks produced by manufacturers other than Hyster, including Clark Material Handling Company, Crown Equipment Corporation, Nissan Motor Co., Toyota Motor Corp., another division of the NACCO material handling group (Yale), and with other equipment rental companies that rent aerial and high-reach man lifts, lift trucks and other material handling equipment.

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

BACKLOG

           The Company's truck operations sell approximately two-thirds of their new heavy-duty trucks by customer order, with the remainder sold out of inventory. The general time period from order placement to delivery is currently three to eight months. At January 31, 2000, the Company's backlog of confirmed truck orders (including orders from fleet customers who typically place orders up to one year in advance of scheduled delivery dates) was approximately $22.1 million. The Company expects to fill all of these orders during fiscal 2001. The Company's backlog of confirmed truck orders at January 31, 1999 was approximately $41.4 million.

AGREEMENTS WITH MANUFACTURERS

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

           DEERE DEALERSHIP AGREEMENTS - OTHER PROVISIONS. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. In addition, Deere has the right to have input into the selection of Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. In addition, without the consent of Deere, the Company is prohibited from making acquisitions, initiating new business activity, paying dividends, repurchasing its capital stock, or making any other distributions to stockholders if the equity-to-assets ratio of the Company's Deere dealerships is below 30%, as calculated by Deere under the agreement, or if such ratio would fall below 30% as a result of such action. As of the end of fiscal 2000, the Company has calculated the equity-to-assets ratio of the Company's Deere dealerships to be 37%. In the event of Mr. Offutt's death, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

           The Company's Deere dealer appointments are not exclusive. Deere could appoint other dealers in close proximity to the Company's existing stores. Deere can reduce the areas of responsibility assigned to the Company's construction equipment dealerships upon 120 days prior written notice. In addition, the dealer agreements can be amended at any time without the Company's consent, so long as the same amendment is made to the dealer agreements of all other Deere dealers. Deere also has the right to sell directly to federal, state or local governments, as well as national accounts. To the extent Deere appoints other dealers in the Company's markets, reduces the areas of responsibility relating to the Company's construction equipment stores, or amends the dealer agreements or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected

           DEERE INDEMNIFICATION AGREEMENT. Some time after the Offering, Deere advised the Company that it was requiring Deere dealerships to sign an indemnification agreement before "going public". Deere also informed the Company that it would not be willing to consider possible future acquisitions of Deere dealerships by the Company unless and until the Company signed such an agreement. After prolonged discussions and negotiations, the Company signed an indemnification agreement in March 2000. In general, this agreement provides that the Company will indemnify Deere (and its directors, officers, employees and agents) from and against lawsuits and other proceedings commenced by shareholders of the Company and by governmental agencies arising from (a) the registration, listing, offer, sale, distribution or resale of any security of the Company, (b) an untrue statement or omission, whether actual or alleged, in connection with any security of the Company, or (c) an allegation that Deere is a "controlling person" of the Company within the meaning of federal securities laws. The Company will pay, or reimburse Deere for, any judgments, penalties, expenses and other losses resulting from any such lawsuit or other proceeding. The Company has no obligation to indemnify Deere with respect to any judgment rendered against Deere as a result of Deere's own intentional or reckless misconduct or as a result of an untrue written statement of fact signed by an officer of Deere.

           VOLVO AGREEMENTS. Pursuant to a framework arrangement with Volvo, the Company is expanding its presence in Volvo's truck distribution system by acquiring additional dealer locations as well as being awarded franchises for locations where no Volvo dealer exists. This arrangement includes financing and other assistance from Volvo to assist in acquiring, opening and operating Volvo truck dealership locations. Financing from Volvo is repaid based upon the performance of a dealership after the Company acquires or opens it.

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

EMPLOYEES

           As of January 31, 2000, the Company employed 1,602 full-time employees. Of this number, 29 employees were located at the Company's corporate offices and employed in corporate administration. The remaining employees were involved in the Company's operations: 799 in construction operations, 371 in truck operations, 340 in agriculture operations, 19 in rental operations and 44 in financing and related services. None of the Company's employees are covered by a collective bargaining agreement.

CERTAIN IMPORTANT FACTORS

           In addition to the matters discussed above, there are important factors that could cause the Company's future results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Many of these important factors are identified and discussed in greater detail in the Company's Form 8-K dated April 21, 2000, and in other filings with the Securities and Exchange Commission (the "SEC"). Some of these important factors (but not necessarily all important factors) include the following:

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

           o. Operating and financial systems to manage rapidly growing operations; and

           p.  Continued availability of key personnel.


ITEM 2.    PROPERTIES.

           As of the end of fiscal 2000, the Company owned the real estate for eight of its stores, leased its executive offices, real estate for a potential dealership site and 22 stores from an Offutt Entity (as defined in Item 4A below) and leased three administrative offices and 26 stores from unrelated third parties. Lease terms range from one to ten years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.


ITEM 3.    LEGAL PROCEEDINGS.

           There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.


ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

           The executive officers of the Company, their ages and offices held are as follows:

NAME                      AGE     OFFICE
----                      ---     ------

Ronald D. Offutt          57      Chairman of the Board and Chief Executive
                                  Officer

Paul T. Horn              57      President

Allan F. Knoll            56      Secretary

Gary L. Weihs             44      Chief Operating Officer

Thomas K. Espel           41      Chief Financial Officer and Treasurer

Charles Calhoun           47      Executive Vice President - Global Sales

Steven B. Dewald          39      Senior Vice President - RDO Financial Services
                                  Co.

Mark A. Doda              37      Senior Vice President and Controller

Kenneth J. Horner, Jr.    37      Executive Vice President - Construction
                                  Equipment

Larry B. Kerkhoff         47      Executive Vice President - West Agriculture

Christi J. Offutt         31      Senior Vice President - Midwest Agriculture

-----------------

           RONALD D. OFFUTT is the Company's founder, Chairman, Chief Executive Officer and principal stockholder. He has served as a member of the Company's Office of the Chairman since December 1998, and served as President of the Company from its formation in 1968 until August 1996. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, the "Offutt Entities") which are engaged in a variety of businesses such as farming, food processing, auto dealerships and agricultural financing activities, some of which transact business with the Company. Mr. Offutt spent approximately one-fourth of his time on business of the Company during fiscal 2000. He is Former Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the brother-in-law of Larry E. Scott, Senior Vice President - Special Projects, and the father of Christi J. Offutt, Senior Vice President - Midwest Agriculture.

           PAUL T. HORN has served as a member of the Company's Office of the Chairman since December 1998, as President of the Company since August 1996, and as a director of the Company since 1986. Mr. Horn also served as Chief Operating Officer of the Company from 1986 through 1999. Prior to October 1996, he was an employee of Offutt Co. and spent approximately one-fourth of his time on the business of the Company. Since such date, he has been an employee of the Company and has spent substantially all of his time on the business of the Company. Mr. Horn serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Horn currently serves as Vice Chairman of the Board of Directors of Northern Grain Company, a regional grain elevator. Mr. Horn is a graduate of Michigan State University with degrees in Business Administration and Agronomy.

           ALLAN F. KNOLL has served as a member of the Company's Office of the Chairman since December 1998 and as Secretary and a director of the Company since 1974. He served as Chief Financial Officer of the Company from 1974 through January 1999. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately one-third of his time on the business of the Company during fiscal 2000. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

           GARY L. WEIHS has served as Chief Operating Officer since January 2000. Prior to joining the Company, he served as Vice President/General Manager of Industrial Products at Solutia Incorporated since September 1997. From 1994 to August 1997, Mr. Weihs was Director, Supply Chain - Crop Chemicals, The Americas, for the Monsanto Agricultural Group. Before joining Monsanto, he received an MBA degree from the Harvard Graduate School of Business Administration. Prior to his MBA studies, he served in various management positions with PepsiCo Inc. and Procter & Gamble Company. In addition to holding an MBA, Mr. Weihs is a graduate of Colorado School of Mines with a bachelor's degree in mineral engineering.

           THOMAS K. ESPEL has served as Chief Financial Officer since February 1999 and as Treasurer since March 2000. He previously served as Executive Vice President - Finance from August 1998 until February 1999. Prior to joining the Company, he served as manager of Ag Capital Company since its inception in 1989 and continues to serve as a member of its Board of Directors. Under his direction, Ag Capital, an Offutt entity, grew to more than $450 million in assets managed. RDO Financial Services Co., a subsidiary of the Company, was formed from the retail credit activities of Ag Capital. From 1981 through 1988, Mr. Espel held various lending positions at St. Paul Bank for Cooperatives, a $4 billion institution located in St. Paul, Minnesota. He has a bachelor's degree from the University of Illinois and a master's degree from Michigan State University, both in Agricultural Economics - Finance.

           CHARLES CALHOUN served as Executive Vice President - Used Equipment Division from December 1998 until April 2000 when he was appointed Executive Vice President - Global Sales. He previously served as Senior Vice President - Used Construction Equipment Division since March 1997. Prior to joining the Company, he was Vice President and an owner of the construction dealership in Texas that was acquired by the Company in July 1996. Subsequent to this acquisition and prior to his appointment as Senior Vice President, Mr. Calhoun managed the acquired Texas construction dealership and started the Used Construction Equipment Division. He has over 20 years of experience in the construction equipment business, and is a graduate of Texas Tech University with a degree in Marketing.

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

           KENNETH J. HORNER, JR. has served as Executive Vice President - Construction Equipment since June 1999. He previously served as Vice President - Business Practices from July 1998 until June 1999. Prior to joining the Company, Mr. Horner was Vice President and General Counsel for Prairieland Foods Corporation, a restaurant management company, and Executive Vice President of CrossCountry Courier, Inc., a regional freight carrier. He is a graduate of University of Mary with a degree in accounting, and received his law degree from the University of North Dakota.

           LARRY B. KERKHOFF has served as Executive Vice President - West Agriculture since June 1999. He previously served as Senior Vice President - Midwest Agriculture since 1996. From 1990 until 1996, he was manager of the Company's agricultural equipment store in Breckenridge, Minnesota. Prior to joining the Company, Mr. Kerkhoff was with Kibble Equipment, a Deere agricultural dealership in Montevideo, Minnesota. He has over 20 years of experience in agri-business. Mr. Kerkhoff is a graduate of Mankato Area Vocational Institute - Diesel Mechanics Program and Mankato State University with a degree in Business Administration.

           CHRISTI J. OFFUTT has served as Senior Vice President - Midwest Agriculture since June 1999. She previously served as Vice President - Strategic Planning from December 1998 until June 1999, and as Legal Counsel of Offutt Co. from January 1997 until December 1998. Ms. Offutt is a graduate of University of Puget Sound with degrees in politics and government and in business administration, and received her law degree in May 1996 from Boston University. She is the daughter of Ronald D. Offutt, Chairman and Chief Executive Officer.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information under the captions "Common Stock Information" and "Dividend Policy" on page 38 of the Annual Report is incorporated herein by reference. The Company did not have any unregistered sales of equity securities during fiscal 2000.


ITEM 6.    SELECTED FINANCIAL DATA.

           The information under the caption "Selected Financial Data" on page 17 of the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 23 of the Annual Report is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would result in a net increase to the unrealized fair market value of the fixed rate debt by approximately $6,000. At January 31, 2000, the Company had variable rate floor plan payables, notes payable and long term debt of $180.8 million and fixed rate notes payable and long term debt of $840,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.8 million.

           The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes. Consistent with this policy, the Company's finance subsidiary RDO Financial Services Co. originates fixed rate loan and fixed payment leases. On a daily basis, these loans and leases are sold, thus eliminating interest risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Company's Consolidated Financial Statements and the report of its independent public accountants, Arthur Andersen LLP, on pages 24 through 37 of the Annual Report are incorporated herein by reference and are listed in Item 14(a)(1) on page 19 of this Form 10-K. The supplementary data required by this
Item 8 appear as Note 15 entitled "Unaudited Quarterly Financial Data" on page 36 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information regarding directors under the captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information about Nominees" in the Proxy Statement is incorporated herein by reference. Information regarding executive officers is presented in Part I of this Form 10-K as Item 4A.

           The information under the caption "Beneficial Ownership of Management
- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

           The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information under the captions "Principal Stockholders" and "Beneficial Ownership of Management" in the Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

           (a)(1)   FINANCIAL STATEMENTS.

                    The following are incorporated herein by reference from the pages indicated in the Annual Report, copies of which are included as Exhibit 13.1 to this Form 10-K:

                    Report of Independent Public Accountants--Arthur Andersen LLP--page 37.

                    Consolidated Statements of Operations for the Years Ended January 31, 2000, 1999 and 1998--page 24.

                    Consolidated Balance Sheets as of January 31, 2000 and 1999--page 25.

                    Consolidated Statements of Stockholders' Equity for the Years Ended January 31, 2000, 1999 and 1998--page 26.

                    Consolidated Statements of Cash Flows for the Years Ended January 31, 2000, 1999 and 1998--page 27.

                    Notes to Consolidated Financial Statements--pages 28 to 36.

           (a)(2)   FINANCIAL STATEMENT SCHEDULES.

                    Schedule II, Valuation and Qualifying Accounts for the Year Ended January 31, 2000, is included in this Form 10-K at page 21, including Report of Independent Public Accountants.

                    All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

           (a)(3)   EXHIBITS.
                    --------

                    The exhibits to this Form 10-K are listed in the Exhibit Index on pages 22 and 23 below. Copies of these exhibits are available upon request to RDO Equipment Co., Stockholder Relations,
           P. O. Box 7160, Fargo, North Dakota 58106-7160 or to invest@rdoequipment.com.

           (b)      REPORTS ON FORM 8-K.

                    None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2000
                                       RDO EQUIPMENT CO.

                                       By: /s/ Ronald D. Offutt
                                           -------------------------------------
                                           Ronald D. Offutt
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 21, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                              Title
---------                              -----

/s/ Ronald D. Offutt                   Chairman of the Board, Chief Executive
-----------------------------------    Officer and Director (principal executive
Ronald D. Offutt                       officer)

/s/ Thomas K. Espel                    Chief Financial Officer and Treasurer
-----------------------------------    (principal financial officer)
Thomas K. Espel

/s/ Mark A. Doda                       Senior Vice President and Controller
-----------------------------------    (principal accounting officer)
Mark A. Doda

/s/ Paul T. Horn                       President and Director
-----------------------------------
Paul T. Horn

/s/ Allan F. Knoll                     Secretary and Director
-----------------------------------
Allan F. Knoll

/s/ Bradford M. Freeman                Director
-----------------------------------
Bradford M. Freeman

/s/ Ray A. Goldberg                    Director
-----------------------------------
Ray A. Goldberg

/s/ Norman M. Jones                    Director
-----------------------------------
Norman M. Jones

/s/ James D. Watkins                   Director
-----------------------------------
James D. Watkins

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEAR ENDED JANUARY 31, 2000

                                    Balance at         Additions                          Balance at
                                    Beginning      Charged to Costs                         End of
                                    of Period        and Expenses       Deductions(1)       Period
                                   -----------     ----------------     -------------     ----------
Accrued Liabilities:
   Restructuring Reserve........    $285,000              --              $285,000            --


-------------------------
(1)  Utilization of previously recorded balances.




              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To RDO Equipment Co:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in RDO Equipment Co. and Subsidiaries' Annual Report on Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 10, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management, is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
  March 10, 2000

              EXHIBIT INDEX FOR FISCAL YEAR ENDED JANUARY 31, 2000


ITEM NO.    ITEM                                                METHOD OF FILING
--------    ----                                                ----------------
3.1         Certificate of Incorporation                        Incorporated by reference to Exhibit 3.1 to the
                                                                Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

3.2         Bylaws                                              Incorporated by reference to Exhibit 3.2 to the
                                                                Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

4.1         Specimen Form of the Company's Class A Common       Incorporated by reference to Exhibit 4.2 to the
            Stock Certificate                                   Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

4.2         Specimen Form of the Company's Class B Common       Incorporated by reference to Exhibit 4.3 to the
            Stock Certificate                                   Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.1        Agreement between Ronald D. Offutt, RDO             Incorporated by reference to Exhibit 10.1 to the
            Equipment Co., John Deere Company and John          Company's Registration Statement on Form S-1
            Deere Construction Equipment Co.                    (File No. 333-13267).

10.2        Form of Deere Agricultural Dealer Agreement         Incorporated by reference to Exhibit 10.2 to the
            Package                                             Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.3        Form of Deere Construction Dealer Agreement         Incorporated by reference to Exhibit 10.3 to the
            Package                                             Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.4        Deere Agricultural Dealer Finance Agreement         Incorporated by reference to Exhibit 10.6 to the
                                                                Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.5        Deere Construction Dealer Finance Agreement         Incorporated by reference to Exhibit 10.7 to the
                                                                Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.6        Agreement between RDO Equipment Co., John Deere     Incorporated by reference to Exhibit 10.15 to the
            Company and John Deere Construction Equipment       Company's Registration Statement on Form S-1
            Company                                             (File No. 333-13267).

10.7        Corporate Service Agreement between RDO             Incorporated by reference to Exhibit 10.10 to the
            Equipment Co. and R.D. Offutt Company, dated as     Company's Registration Statement on Form S-1
            of November 1, 1996                                 (File No. 333-13267).

10.8        Tax Agreement Relating to S Corporation             Incorporated by reference to Exhibit 10.14 to the
            Distribution, with Supplement                       Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.9        RDO Equipment Co. 1996 Stock Incentive Plan,        Incorporated by reference to Exhibit 10.8 to the
            including forms of option agreements*               Company's Annual Report on Form 10-K for the
                                                                fiscal year ended January 31, 1997.

10.10       Form of Agreement re: Confidentiality, Assignment   Incorporated by reference to Exhibit 10.15 to the
            of Inventions and Non-Competition*                  Company's Annual Report on Form 10-K for the
                                                                fiscal year ended January 31, 1997.

10.11       Form of Indemnification Agreement*                  Incorporated by reference to Exhibit 10.9 to the
                                                                Company's Registration Statement on Form S-1
                                                                (File No. 333-13267).

10.12       Credit Agreement between RDO Equipment Co. and      Incorporated by reference to Exhibit 10.1 to the
            Ag Capital Company                                  Company's Quarterly Report on Form 10-Q for the
                                                                fiscal quarter ended April 30, 1999.

10.13       Credit Agreement between RDO Material Handling      Incorporated by reference to Exhibit 10.2 to the
            Co. and Ag Capital Company                          Company's Quarterly Report on Form 10-Q for the
                                                                fiscal quarter ended July 31, 1999.

10.14       Credit Agreement between RDO Financial Services     Incorporated by reference to Exhibit 10.1 to the
            Co. and Norwest Bank North Dakota, N.A. and Ag      Company's Quarterly Report on Form 10-Q for the
            Capital Company                                     fiscal quarter ended July 31, 1999.

10.15       Promissory Note between RDO Financial Services      Incorporated by reference to Exhibit 10.2 to the
            Co. and Ag Capital Company                          Company's Quarterly Report on Form 10-Q for the
                                                                fiscal quarter ended July 31, 1999.

10.16       Indemnification Agreement between RDO Equipment     Filed herewith.
            Co. and Deere & Company

10.17       Form of Deere Construction Equipment Dealer         Filed herewith.
            Agreement for Special Products

10.18       Modifications of Credit Agreement between RDO       Filed herewith.
            Financial Services Co. and Norwest Bank North
            Dakota, N.A. and Ag Capital Company

13.1        Excerpts from Annual Report                         Filed herewith.

21.1        Subsidiaries                                        Filed herewith.

23.1        Consent of Independent Public Accountants           Filed herewith.

27.1        Financial Data Schedule                             Filed herewith.

--------------------------------
* Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.