Form 10-Q
period 2000-04-30
RDO EQUIPMENT CO
filed 2000-06-13
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

       The number of shares outstanding of the registrant as of May 31, 2000:

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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended April 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)             2000          1999
----------------------------------------------------------------------------------
Revenues
    Equipment and truck sales                              $ 138,237     $ 128,717
    Parts and service                                         44,634        42,390
    Rental                                                     1,526         7,687
    Financial services                                         1,538         1,748
                                                           ---------     ---------
         Total revenues                                      185,935       180,542
Cost of revenues                                             156,967       149,811
                                                           ---------     ---------
Gross profit                                                  28,968        30,731
Selling, general and administrative expenses                  24,693        24,104
                                                           ---------     ---------
         Operating income                                      4,275         6,627
Interest expense                                              (2,960)       (3,284)
Interest income                                                  162           185
                                                           ---------     ---------
         Income before income taxes
             and minority interest                             1,477         3,528
Income tax provision                                            (601)       (1,435)
                                                           ---------     ---------
Income before minority interest                                  876         2,093
Minority interest                                                 (5)           37
                                                           ---------     ---------

Net income                                                 $     871     $   2,130
                                                           =========     =========

Net income per share - basic and diluted                   $    0.07     $    0.16
                                                           =========     =========

Weighted average shares outstanding - basic and diluted       13,182        13,182
                                                           =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     April 30,  January 31,
(IN THOUSANDS) (UNAUDITED)                                                2000         2000
-------------------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                     $     38    $  4,207
        Accounts receivable (less allowance for doubtful accounts)      70,672      75,536
        Receivables from affiliates                                         23          31
        Inventories                                                    239,814     217,556
        Prepaid expenses                                                   717         573
        Deferred income tax benefit                                      5,420       4,910
                                                                      --------    --------
              Total current assets                                     316,684     302,813

Property and equipment, net                                             23,474      21,944
Other assets:
        Goodwill and other, net of accumulated amortization             36,366      36,205
        Deposits                                                         1,047       1,035
                                                                      --------    --------

              Total assets                                            $377,571    $361,997
                                                                      ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            April 30,  January 31,
(IN THOUSANDS) (UNAUDITED)                                       2000         2000
----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Floor plan payables                                   $205,140     $190,242
       Notes payable                                           12,175       12,330
       Current maturities of long-term debt                     2,853        2,791
       Accounts payable                                        12,776        6,169
       Accrued liabilities                                     17,729       23,490
       Customer advance deposits                                3,450        2,824
       Dividends payable                                          731          742
                                                             --------     --------
              Total current liabilities                       254,854      238,588

Long-term debt, net of current maturities                      10,370       11,483
Deferred income taxes                                           1,620        1,460
                                                             --------     --------
              Total liabilities                               266,844      251,531

Minority interest                                                 581        1,191

Stockholders equity:
       Preferred stock                                             --           --
       Common stocks-
              Class A                                              57           57
              Class B                                              75           75
       Additional paid-in-capital                              84,471       84,471
       Retained earnings                                       25,543       24,672
                                                             --------     --------

              Total stockholders' equity                      110,146      109,275
                                                             --------     --------

              Total liabilities and stockholders' equity     $377,571     $361,997
                                                             ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended April 30,
(IN THOUSANDS) (UNAUDITED)                                                            2000         1999
-------------------------------------------------------------------------------------------------------
Operating activities:
        Net income                                                                $    871     $  2,130
        Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization                                          1,704        3,290
              Deferred taxes                                                          (350)       1,410
              Minority interest                                                          5          (37)
              Change in operating assets and liabilities:
                    Accounts receivable                                             (9,551)      (8,858)
                    Inventories                                                    (22,258)     (15,950)
                    Prepaid expenses                                                  (144)         507
                    Deposits                                                           (12)         (62)
                    Floor plan payables                                             29,321       16,676
                    Accounts payable and accrued liabilities                           835        5,891
                    Customer advance deposits                                          626         (339)
                                                                                  --------     --------

                          Net cash provided by operating activities                  1,047        4,658
                                                                                  --------     --------

Investing activities:
        Net purchases of rental equipment                                           (1,658)        (916)
        Net purchases of property and equipment                                     (1,204)        (250)
        Net assets of acquisitions                                                  (1,167)      (1,765)
        Retained investment and service fee on securitized receivables                  --         (647)
        Other, net                                                                      19       (1,412)
                                                                                  --------     --------

                          Net cash used for investing activities                    (4,010)      (4,990)
                                                                                  --------     --------

Financing activities:
        Proceeds from issuance of long-term debt                                        --        1,513
        Payments on long-term debt                                                  (1,051)      (2,837)
        Net proceeds (payments) of bank lines and short-term notes payable            (151)       1,653
                                                                                  --------     --------

                          Net cash provided by (used for) financing activities      (1,206)         329
                                                                                  --------     --------

Decrease in cash                                                                    (4,169)          (3)

Cash and cash equivalents, beginning of period                                       4,207           51
                                                                                  --------     --------

Cash and cash equivalents, end of period                                          $     38     $     48
                                                                                  ========     ========

Supplemental disclosures:
        Cash payments for interest                                                $  2,757     $  3,456
                                                                                  ========     ========
        Cash payments for income taxes                                            $  3,620     $     12
                                                                                  ========     ========
        Noncash investing and financing activities:
              Increase in assets related to acquisitions of dealerships
                through issuance and assumption of debt                           $     --     $ 11,880
                                                                                  ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three months ended April 30, 2000 and April 30, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. BUSINESS COMBINATIONS:

         The Company's acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill which is amortized over 30 years.

         During the first quarter of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. In the same period of the prior fiscal year, the Company had one acquisition with a cash purchase price of approximately $1.8 million. The total assets acquired and liabilities assumed in this acquisition were approximately $13.7 million and $11.9 million, respectively.

         Results of operations for the acquisitions made prior to April 30, 2000 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations give effect to these acquisitions as if they were completed at the beginning of fiscal 2000. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                                        Three Months Ended April 30,
                                                        ----------------------------
                                                             2000        1999
                                                             ----        ----
Revenues                                                   $185,935    $193,105
                                                           ========    ========
Net income                                                 $    871    $  2,095
                                                           ========    ========
Weighted average shares outstanding - basic and diluted      13,182      13,182
                                                           ========    ========
Net income per share - basic and diluted                   $    .07    $    .16
                                                           ========    ========

3. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                                 April 30,    January 31,
                                                   2000           2000
                                                   ----           ----

New equipment & trucks                           $ 164,415     $ 149,018
Used equipment & trucks                             43,785        39,159
Parts and other                                     31,614        29,379
                                                 ---------     ---------
                                                 $ 239,814     $ 217,556
                                                 =========     =========

4. FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                                  April 30,    January 31,
                                                     2000          2000
                                                     ----          ----

Interest-bearing                                  $ 150,796     $ 157,404
Noninterest-bearing                                  54,344        32,838
                                                  ---------     ---------
                                                  $ 205,140     $ 190,242
                                                  =========     =========

5. EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                             2000        1999
                                                             ----        ----

Net income available to common shareholders               $      871   $   2,130
                                                          ==========  ==========

Weighted average number of shares outstanding - basic         13,182      13,182
Dilutive effect of option plan                                    --          --
                                                          ----------  ----------
Common and potential common shares outstanding - diluted      13,182      13,182
                                                          ==========  ==========

Basic and dilutive net income per share                   $     0.07  $     0.16
                                                          ==========  ==========

6. SEGMENT INFORMATION:

         The Company's operations are currently classified into four business segments: construction, truck, agricultural and financial services and corporate. In past reporting, a fifth business segment, rental, was designated which included both construction equipment rental operations and agricultural equipment rental operations. At the end of fiscal 2000, the construction equipment rental operations were sold. To coincide with how management currently views the Company's operations, current and future segment reporting will include the agricultural equipment rental operations in the agricultural segment and only the construction equipment rental operations in the rental segment. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Truck operations include the sale and service of heavy-duty and medium-duty trucks to customers primarily in the transportation and construction industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. The rental operations provide rental of construction equipment to customers primarily in the construction industry and to units of government. The financial services operations primarily provide financing arrangements to customers of the Company's other business segments, and these operations are therefore combined with corporate activities.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, certain property and equipment, and deferred income taxes. Interest income and interest expense are included in revenues and cost of revenues, respectively, for the financial services segment.

         The following table shows the Company's business segments and related financial information for the three months ended April 30, 2000 and 1999 (in thousands):

                                                                                                 Financial
                                                                                              Services and
                                  Construction          Truck   Agricultural          Rental     Corporate          Total
-------------------------------------------------------------------------------------------------------------------------
2000:
   Revenues from
      external customers             $  84,827      $  54,365      $  45,205      $      --      $   1,538      $ 185,935
   Interest income                         (32)            61            133             --             --            162
   Interest expense                      1,314          1,065            581             --             --          2,960
   Depreciation and
     amortization                          598            304            579             --            223          1,704
   Income (loss) before income
     taxes and minority interest           674           (781)         1,131             --            453          1,477
   Identifiable assets                 179,180         86,409         79,400             --         32,582        377,571
   Capital expenditures                    550            121          1,313             --            878          2,862

1999:
   Revenues from
      external customers             $  88,437      $  40,261      $  43,806      $   6,290      $   1,748      $ 180,542
   Interest income                          13             43            125              4             --            185
   Interest expense                      1,568            382            637            697             --          3,284
   Depreciation and
     amortization                          674            193            898          1,252            273          3,290
   Income (loss) before income
     taxes and minority interest         2,599            382            876           (902)           573          3,528
   Identifiable assets                 192,697         52,783         98,367         41,761         30,646        416,254
   Capital expenditures                    698            137           (321)           714            (62)         1,166

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During the first quarter of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. Also during the first quarter of fiscal 2001, the Barnesville, MN agricultural retail store was closed with the intention of consolidating this location with the Fargo, ND agricultural operations in a new combined location.

         Subsequent to April 30, 2000, the Company made the decision and received approval to close the Volvo dealership location in Long Beach, CA. This location will be closed during the second quarter of fiscal 2001. The Long Beach, CA market will continue to be serviced through the Company's Riverside, CA truck center.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                              Three Months Ended April 30,
                                              ----------------------------
                                                   2000        1999
                                                   ----        ----
REVENUE DATA (IN MILLIONS):
Total revenues                                    $185.9      $180.5
     Construction                                   45.6%       49.0%
     Truck                                          29.3%       22.3%
     Agricultural                                   24.3%       24.2%
     Rental                                           --%        3.5%
     Financial services                              0.8%        1.0%

Construction revenues                             $ 84.8      $ 88.4
     Equipment sales                                71.8%       71.9%
     Parts and service                              27.3%       27.2%
     Rental                                          0.9%        0.9%

Truck revenues                                    $ 54.4      $ 40.3
     Truck sales                                    81.1%       80.8%
     Parts and service                              18.9%       19.2%

Agricultural revenues                             $ 45.2      $ 43.8
     Equipment sales                                73.5%       73.3%
     Parts and service                              24.8%       23.8%
     Rental                                          1.7%        2.9%

Rental revenues                                   $   --      $  6.3
     Equipment sales                                  --%        8.1%
     Parts and service                                --%        3.1%
     Rental                                           --%       88.8%



STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE  OF TOTAL REVENUES):
Revenues
     Equipment and truck sales                      74.4%       71.3%
     Parts and service                              24.0        23.4
     Rental                                          0.8         4.3
     Financial services                              0.8         1.0
                                                  ------      ------
Total revenues                                     100.0       100.0

Gross profit                                        15.6%       17.0%
Selling, general and administrative expenses        13.3        13.3
                                                  ------      ------
Operating income                                     2.3         3.7
Interest expense, net                                1.5         1.7
Provision for taxes                                  0.3         0.8
                                                  ------      ------
Net income                                           0.5%        1.2%
                                                  ======      ======

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

REVENUES

         Total revenues increased approximately $5.4 million, or 3.0%, from $180.5 million for the first three months of fiscal 2000 to $185.9 million for the same period of fiscal 2001. Truck operations contributed approximately $14.1 million of this increase, with revenues increasing 35.0% from $40.3 million to $54.4 million. Truck revenues increased approximately $12.8 million due to the Company's acquisitions since the first quarter of fiscal 2000. Agricultural operations contributed approximately $1.4 million of the overall increase in revenues, with revenues increasing 3.2% to $45.2 million in the first three months of fiscal 2001. These increases were partially offset by a decrease in construction revenues, including material handling revenues, and by the sale of the Company's construction equipment rental operations at the end of fiscal 2000. Construction revenues decreased approximately $3.6 million, or 4.1%, from $88.4 million to $84.8 million due to continuing competitive pressures. The construction equipment rental operations had revenues of $6.3 million during the first quarter of fiscal 2000. Financial services revenues also decreased to $1.5 million, a decrease of 11.8%. Lower loan and lease originations due to lower construction and material handling revenues, along with increasing interest rates and a tightening credit environment contributed to the change.

         Equipment and truck sales increased approximately $9.5 million, or 7.4%, from $128.7 million for the first three months of fiscal 2000 to $138.2 million for the first three months of fiscal 2001. Truck sales increased approximately $11.6 million, or 35.7%, from $32.5 million to $44.1 million. Truck acquisitions since the first quarter of fiscal 2000 provided truck sales of $10.3 million in the first quarter of fiscal 2001. Agricultural operations contributed approximately $1.1 million of increased equipment sales, increasing 3.4% to $33.2 million. Construction operations sales decreased approximately $2.7 million, or 4.3% to $60.9 million. In addition, equipment sales decreased approximately $500,000 as a result of the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

         Parts and service revenues increased approximately $2.3 million, or 5.4%, from $42.4 million for the first three months of fiscal 2000 to $44.7 million for the first three months of fiscal 2001. Truck operations contributed approximately $2.6 million of the increase as sales grew 33.8% from $7.7 million to $10.3 million. Of this increase, $2.5 million was due to acquisitions since the first quarter of fiscal 2000. Agricultural operations contributed an increase of $700,000, or 6.7%, as sales increased from $10.5 million to $11.2 million. Parts and service revenues from construction operations decreased 3.3%, or $800,000, to $23.2 million. In addition, parts and service revenues decreased approximately $200,000 for the quarter as a result of the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

         Rental revenues were $1.5 million in the first quarter of fiscal 2001 compared to $7.7 million for the first quarter of fiscal 2000, a decrease of $6.2 million, or 80.5%, primarily attributable to the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

GROSS PROFIT

         Gross profit for the first quarter of fiscal 2001 was $29.0 million, or 15.6% of total revenues, compared to $30.7 million, or 17.0% of total revenues, for the first quarter of fiscal 2000, a decrease of $1.7 million, or 5.5%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Construction and truck operations continued to experience competitive pressures due to higher inventory levels throughout the industry which affect margins. Financial services also experienced margin tightening due to interest rate increases and a tightening credit environment. Another contributing factor to the decrease in gross profit was that construction equipment rental operations, which generally provided higher gross margins, were sold at the end of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the first three months of fiscal 2001 and 2000 were 13.3%. Total selling, general and administrative expenses increased approximately $600,000, from $24.1 million for the first three months of fiscal 2000 to $24.7 million for the first three months of fiscal 2001. Approximately $1.5 million of the increase was due to the operations of the Company's acquisitions since the first quarter of fiscal 2000. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues.

INTEREST EXPENSE

         Interest expense as a percent of total revenues decreased from 1.8% for the first three months of fiscal 2000 to 1.6% for the first three months of fiscal 2001. Interest expense decreased approximately $300,000, or 9.1%, from $3.3 million for the first three months of fiscal 2000 to $3.0 million for the first three months of fiscal 2001. Interest expense as a percentage of total revenues decreased, despite rising interest rates, primarily due to a decrease in the level of interest-bearing floorplan payables along with the reduction of long-term debt. This debt related to the Company's construction equipment rental operations which were sold at the end of fiscal 2000.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income for the first three months of fiscal 2001 and 2000 was 40.7%.

NET INCOME

         The Company reported net income of $871,000, or $.07 per share, for the first three months of fiscal 2001, compared to $2.1 million, or $.16 per share, for the first three months of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, acquisitions and openings of additional retail locations, rental equipment and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), Banc of America Leasing & Capital, LLC (Banc of America), Deutsche Financial Services Corporation (Deutsche), Associates Commercial Corporation (Associates), General Motors Acceptance Corporation (GMAC), Volvo Commercial Finance LLC (Volvo) and commercial banks.

         Floor plan financing from Deere, Deere Credit and Banc of America represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates, GMAC and Volvo. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche and Deere Credit. Most lenders receive a security interest in the inventory financed. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $76.9 million at April 30, 2000.

         Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Occasionally, additional discounts may be available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently six to twelve months for agricultural equipment and one to five months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. Deere Credit and Banc of America provide equipment floor plan financing with variable market rates of interest based on the prime rate and LIBOR, respectively. Associates, GMAC and Volvo provide truck floor plan financing with variable market rates of interest based on the prime rate.

         The Company has available bank lines of credit totaling $25.0 million with varying maturity dates through July 1, 2000 and with variable interest rates based on LIBOR and the prime rate. The Company had approximately $12.8 million of unused availability relating to these lines of credit at April 30, 2000.

         The Company periodically reviews the terms of its financing with its lenders, including the interest rate. For the first three months of fiscal 2001 and 2000 the average interest rate under interest-bearing floor plan financing was approximately 8.12% and 7.08%, respectively. As of April 30, 2000 the Company had outstanding floor plan payables of approximately $205.1 million, of which $150.8 million was then interest-bearing. The average interest rates on the Company's lines of credit during the three months ended April 30, 2000 and 1999 were 8.62% and 7.61%, respectively.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants at April 30, 2000.

         Operating activities provided net cash of approximately $1.0 million for the first three months of fiscal 2001, compared to $4.7 million for the first three months of fiscal 2000. Lower net income, as well as reduced depreciation expense after the sale of the construction equipment rental operations, were the primary factors in the decrease of net cash provided by operating activities. Changes in inventories and receivables net of associated payables were not materially different in the two periods.

         Cash used for investing activities during the first three months of fiscal 2001 was $4.0 million, which was primarily related to purchases of agricultural rental equipment, purchases of property and equipment and the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. Cash used for investing activities during the first three months of fiscal 2000 was $5.0 million, which was primarily related to acquisitions and the purchase of rental equipment.

         Cash used for financing activities during the first three months of fiscal 2001 was $1.2 million, comprised primarily of payments of long-term debt. Cash provided by financing activities was $300,000 during the first three months of fiscal 2000. The primary source of cash from financing activities was increases in the Company's operating lines, offset by net payments of long-term debt.

         The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures for fiscal 2001.

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

         The Company's construction operations also generally experience a higher volume of equipment sales in the second and third fiscal quarters due to favorable weather patterns, particularly in the Midwest. The general slowdown in construction activity at the end of the calendar year influences the fourth fiscal quarter. Further, winter weather conditions in the Midwest and parts of the Southwest and South Central also limit construction activity to some degree, typically resulting in lower sales and rentals of construction equipment.

         Since the Company's truck operations are not generally affected by any significant seasonality, the overall impact of seasonality has tended to decline as truck revenues have become a greater percentage of total revenues. If the Company acquires businesses in geographic areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 21, 2000, in the Company's Form 8-K dated April 21, 2000, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; securitization transactions and other financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties, including the processing of date-sensitive information, which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the information set forth in
Item 7A of the Company's Annual Report on Form 10-K for the Fiscal year ended January 31, 2000.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is the subject of a demand for arbitration that was filed by John Deere Company, a division of Deere & Company ("Deere") in Chicago, Illinois under the Commercial Rules of the American Arbitration Association. The arbitration demand was originally served in February 2000, and the Company obtained an extension of time to respond to the demand through May 3, 2000, when the Company filed its response. The demand for arbitration concerns the proper interpretation of the Company's agricultural dealership agreements with Deere, under which the Company's dealerships sell and lease Deere agricultural equipment. In the arbitration, Deere has alleged that the Company breached its dealership agreements when it acquired a majority interest in Salinas Equipment Distributors, Inc. ("SED"), an agricultural equipment rental company located in Salinas, California, which transaction closed in August 1998. SED, both before and after the acquisition by the Company, rented a variety of agricultural equipment, including Deere equipment. Deere is taking the position that when SED rents Deere equipment, such activity is a violation of the authorization location clauses contained in the agricultural dealership agreements, which sets forth the authorized locations in which the Company is authorized to sell and lease Deere equipment. It is the Company's position that SED is not a Deere dealership and its activities do not fall within the scope of the Deere dealership agreements. The demand for arbitration, which does not request money damages, requests a declaration that sales, rentals and leases of Deere equipment from SED constitute a breach of the authorized location clauses in the Company's dealership agreements and an order enjoining the Company from selling, renting, or leasing Deere equipment from SED. The Company denies that it has breached any such agreements and believes that these allegations do not have merit. The Company intends to vigorously defend the arbitration demand. No hearing or other scheduling matters have yet been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

                  Exhibits filed with this report are listed in the Exhibit Index on page 16.

         (b) REPORTS ON FORM 8-K.

                  During the first quarter ended April 30, 2000, the Company filed a Current Report on Form 8-K dated April 21, 2000 under Item 5 relating to a Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors.



                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date:  June 9, 2000                    By: /s/ Thomas K. Espel
                                           -----------------------------------
                                           Thomas K. Espel
                                           Chief Financial Officer
                                           (principal financial officer)



                                  EXHIBIT INDEX

ITEM NO.    ITEM                                             PAGE OF THIS REPORT
--------    ----                                             -------------------

10.1        RDO Equipment Co. credit agreement modification           17
            with Ag Capital Company

10.2        RDO Material Handling Co. credit agreement                18
            modification with Ag Capital Company

10.3        Form of Volvo Trucks North America, Inc. Dealer           20
            Sales and Service Agreement

27.1        Financial Data Schedule                                   71