Form 10-Q
period 2000-07-31
RDO EQUIPMENT CO
filed 2000-09-13
CIK 1023902

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

       The number of shares outstanding of the registrant as of August 31, 2000:

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

         The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in Item 2 under the subsection entitled "Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Words such as "may," "will," "expect," "believe," "anticipate," "estimate," "continue," or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended                Six Months Ended
                                                         July 31,                          July 31,
                                               -----------------------------     -----------------------------
                                                   2000             1999             2000             1999
                                                   ----             ----             ----             ----
Revenues
         Equipment and truck sales             $    132,212     $    123,793     $    270,449     $    252,510
         Parts and service                           47,436           42,863           92,070           85,253
         Rental                                       2,269            8,486            3,795           16,173
         Financial services                           1,535            2,069            3,073            3,817
                                               ------------     ------------     ------------     ------------
                 Total revenues                     183,452          177,211          369,387          357,753
Cost of revenues                                    155,497          144,016          312,464          293,827
                                               ------------     ------------     ------------     ------------
Gross profit                                         27,955           33,195           56,923           63,926
Selling, general and
    administrative expenses                          26,900           23,097           51,593           47,201
                                               ------------     ------------     ------------     ------------
         Operating income                             1,055           10,098            5,330           16,725
Interest expense                                     (3,438)          (3,834)          (6,398)          (7,118)
Interest income                                         184              213              346              398
                                               ------------     ------------     ------------     ------------
         Income (loss) before income taxes
               and minority interest                 (2,199)           6,477             (722)          10,005
Income tax benefit (provision)                          895           (2,637)             294           (4,072)
                                               ------------     ------------     ------------     ------------
Income (loss) before minority interest               (1,304)           3,840             (428)           5,933
Minority interest                                         7                2                2               39
                                               ------------     ------------     ------------     ------------

Net income (loss)                              $     (1,297)    $      3,842     $       (426)    $      5,972
                                               ============     ============     ============     ============

Net income (loss) per share -
           Basic and diluted                   $      (0.10)    $       0.29     $      (0.03)    $       0.45
                                               ============     ============     ============     ============

Weighted average shares outstanding-basic            13,182           13,182           13,182           13,182
                                               ============     ============     ============     ============
Weighted average shares outstanding-diluted          13,182           13,188           13,182           13,185
                                               ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           July 31,     January 31,
(IN THOUSANDS)(UNAUDITED)                                                      2000            2000
---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
         Cash and cash equivalents                                     $         53    $      4,207
         Accounts receivable (less allowance for doubtful accounts)          66,493          75,536
         Receivables from affiliates                                             68              31
         Inventories                                                        236,535         217,556
         Prepaid expenses                                                       953             573
         Deferred income tax benefit                                          4,480           4,910
                                                                       ------------    ------------
                 Total current assets                                       308,582         302,813

Property and equipment, net                                                  23,728          21,944
Other assets:
         Goodwill and other, net of accumulated amortization                 35,903          36,205
         Deposits                                                             1,115           1,035
                                                                       ------------    ------------

                 Total assets                                          $    369,328    $    361,997
                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   July 31,     January 31,
(IN THOUSANDS)(UNAUDITED)                                              2000            2000
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Floor plan payables                                   $    202,522    $    190,242
         Notes payable                                               15,835          12,330
         Current maturities of long-term debt                         2,745           2,791
         Accounts payable                                             8,684           6,169
         Accrued liabilities                                         16,363          23,490
         Customer advance deposits                                    1,274           2,824
         Dividends payable                                              731             742
                                                               ------------    ------------
                 Total current liabilities                          248,154         238,588

Long-term debt, net of current maturities                             9,961          11,483
Deferred income taxes                                                 1,790           1,460
                                                               ------------    ------------
                 Total liabilities                                  259,905         251,531

Minority interest                                                       574           1,191

Stockholders equity:
         Preferred stock                                                 --              --
         Common stocks-
                 Class A                                                 57              57
                 Class B                                                 75              75
         Additional paid-in-capital                                  84,471          84,471
         Retained earnings                                           24,246          24,672
                                                               ------------    ------------

                 Total stockholders' equity                         108,849         109,275
                                                               ------------    ------------

                 Total liabilities and stockholders' equity    $    369,328    $    361,997
                                                               ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended July 31,
(IN THOUSANDS) (UNAUDITED)                                                                       2000             1999
----------------------------------------------------------------------------------------------------------------------
Operating activities:
         Net income (loss)                                                               $       (426)    $      5,972
         Adjustments to reconcile net income (loss) to net
           cash provided by (used for) operating activities:
                 Depreciation and amortization                                                  3,570            6,755
                 Deferred taxes                                                                   760            2,670
                 Minority interest                                                                 (2)             (39)
                 Change in operating assets and liabilities:
                        Accounts receivable                                                    (5,417)          (5,130)
                        Inventories                                                           (18,979)         (10,742)
                        Prepaid expenses                                                         (380)             440
                        Deposits                                                                  (80)             (15)
                        Floor plan payables                                                    26,703           10,385
                        Accounts payable and accrued liabilities                               (4,623)             848
                        Customer advance deposits                                              (1,550)            (838)
                                                                                         ------------     ------------

                                Net cash provided by (used for) operating activities             (424)          10,306

Investing activities:
         Net purchases of rental equipment                                                     (2,921)          (2,807)
         Net purchases of property and equipment                                               (1,692)          (1,072)
         Net assets of acquisitions                                                            (1,167)          (1,765)
         Retained investment and service fee on securitized receivables                            --           (1,472)
         Other, net                                                                               113           (1,793)
                                                                                         ------------     ------------

                                Net cash used for investing activities                         (5,667)          (8,909)

Financing activities:
         Proceeds from issuance of long-term debt                                                  89            2,895
         Payments on long-term debt                                                            (1,657)          (6,383)
         Net proceeds of bank lines and short-term notes payable                                3,505            3,502
                                                                                         ------------     ------------

                                Net cash provided by financing activities                       1,937               14
                                                                                         ------------     ------------

Increase (decrease) in cash                                                                    (4,154)           1,411

Cash and cash equivalents, beginning of period                                                  4,207               51
                                                                                         ------------     ------------

Cash and cash equivalents, end of period                                                 $         53     $      1,462
                                                                                         ============     ============

Supplemental disclosures:
         Cash payments for interest                                                      $      6,214     $      6,725
                                                                                         ============     ============
         Cash payments for income taxes                                                  $      4,657     $      2,444
                                                                                         ============     ============
         Noncash investing and financing activities:
                 Increase in assets related to acquisitions of dealerships
                        through issuance and assumption of debt                          $         --     $     11,880
                                                                                         ============     ============
                 Increase in long-term debt related to refinancing of short-term debt    $         --     $      5,000
                                                                                         ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and six months ended July 31, 2000 and July 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         During the first six months of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. In the same period of the prior fiscal year, the Company had an acquisition of two heavy-duty truck dealerships in Dallas and Fort Worth, Texas with a cash purchase price of approximately $1.8 million. The total assets acquired and liabilities assumed in this acquisition were approximately $13.7 million and $11.9 million, respectively.

         Results of operations for the acquisitions made prior to July 31, 2000 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations give effect to these acquisitions as if they were completed at the beginning of fiscal 2000. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                             Three Months Ended July 31,      Six Months Ended July 31,
                                             ---------------------------      -------------------------
                                                  2000          1999              2000         1999
                                                  ----          ----              ----          ----
Revenues                                       $ 183,452     $ 189,774         $ 369,387     $ 382,880
                                               =========     =========         =========     =========
Net income                                     $  (1,297)    $   3,807         $    (426)    $   5,902
                                               =========     =========         =========     =========
Weighted average shares outstanding-basic         13,182        13,182            13,182        13,182
                                               =========     =========         =========     =========
Weighted average shares outstanding-diluted       13,182        13,188            13,182        13,185
                                               =========     =========         =========     =========
Net income per share - basic and diluted       $   (0.10)    $    0.29         $   (0.03)    $    0.45
                                               =========     =========         =========     =========

3. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                                    July 31,       January 31,
                                                        2000              2000
                                                        ----              ----

New equipment & trucks                              $164,389          $149,018
Used equipment & trucks                               40,838            39,159
Parts and other                                       31,308            29,379
                                                   ---------          --------
                                                    $236,535          $217,556
                                                   =========          ========

4. FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                                    July 31,       January 31,
                                                        2000              2000
                                                        ----              ----

Interest-bearing                                    $148,875          $157,404
Noninterest-bearing                                   53,647            32,838
                                                    --------          --------
                                                    $202,522          $190,242
                                                    ========          ========

5. EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                               Three Months Ended July 31,      Six Months Ended July 31,
                                               ---------------------------      -------------------------
                                                    2000           1999            2000           1999
                                                    ----           ----            ----           ----
Net income available to common shareholders     $   (1,297)    $    3,842       $     (426)    $    5,972
                                                ==========     ==========       ==========     ==========

Weighted average number
     of shares outstanding - basic                  13,182         13,182           13,182         13,182
Dilutive effect of stock options outstanding            --              6               --              3
                                                ----------     ----------       ----------     ----------
Common and potential common
     shares outstanding - diluted                   13,182         13,188           13,182         13,185
                                                ==========     ==========       ==========     ==========

Basic and dilutive net income per share         $    (0.10)    $     0.29       $    (0.03)    $     0.45
                                                ==========     ==========       ==========     ==========

6. SEGMENT INFORMATION:

         The Company's operations are currently classified into four business segments: construction, truck, agricultural and financial services and corporate. In past reporting, a fifth business segment, rental, was designated which included both construction equipment rental operations and agricultural equipment rental operations. At the end of fiscal 2000, the construction equipment rental operations were sold. To coincide with how management currently views the Company's operations, current and future segment reporting will include the agricultural equipment rental operations in the agricultural segment. For historical comparisons only, the construction equipment rental operations are included in the rental segment. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Truck operations include the sale and service of heavy-duty and medium-duty trucks to customers primarily in the transportation and construction industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. The financial services operations primarily provide financing arrangements to customers of the Company's other business segments, and these operations are therefore combined with corporate activities.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, certain property and equipment, and deferred income taxes. Interest income and interest expense are included in revenues and cost of revenues, respectively, for the financial services segment.

         The following tables show the Company's business segments and related financial information for the three and six months ended July 31, 2000 and 1999 (in thousands):

                                                                                                 Financial
                                                                                              Services and
Three Months Ended July 31,       Construction          Truck   Agricultural         Rental      Corporate        Total
-------------------------------------------------------------------------------------------------------------------------
2000:
   Revenues from
      external customers            $   85,215     $   47,358     $   49,344     $       --     $    1,535    $  183,452
   Interest income                          (8)            26            166             --             --           184
   Interest expense                      1,750          1,069            619             --             --         3,438
   Depreciation and
     amortization                          646            302            694             --            224         1,866
   Income (loss) before income
     taxes and minority interest          (445)        (2,933)           846             --            333        (2,199)
   Capital expenditures, net               543            (97)           823             --            482         1,751

1999:
   Revenues from
      external customers            $   88,008     $   45,228     $   34,802     $    7,104     $    2,069    $  177,211
   Interest income                          29             63            114              7             --           213
   Interest expense                      1,873            482            795            684             --         3,834
   Depreciation and
     amortization                          715            189            901          1,269            391         3,465
   Income (loss) before income
     taxes and minority interest         4,733            584            677           (285)           768         6,477
   Capital expenditures, net               922            318             31            991            451         2,713

                                                                                                 Financial
                                                                                              Services and
Six Months Ended July 31,         Construction          Truck   Agricultural         Rental      Corporate        Total
-------------------------------------------------------------------------------------------------------------------------
2000:
   Revenues from
      external customers            $  170,042     $  101,723     $   94,549     $       --     $    3,073    $  369,387
   Interest income                         (40)            87            299             --             --           346
   Interest expense                      3,064          2,134          1,200             --             --         6,398
   Depreciation and
     amortization                        1,244            606          1,273             --            447         3,570
   Income (loss) before income
     taxes and minority interest           229         (3,714)         1,977             --            786          (722)
   Identifiable assets                 181,262         85,914         77,071             --         25,081       369,328
   Capital expenditures, net             1,093             24          2,136             --          1,360         4,613

1999:
   Revenues from
      external customers            $  176,445     $   85,489     $   78,608     $   13,394     $    3,817    $  357,753
   Interest income                          42            107            239             10             --           398
   Interest expense                      3,469            849          1,426          1,374             --         7,118
   Depreciation and
     amortization                        1,389            382          1,799          2,521            664         6,755
   Income (loss) before income
     taxes and minority interest         7,387            923          1,124           (803)         1,374        10,005
   Identifiable assets                 185,380         60,177         89,904         41,351         32,650       409,462
   Capital expenditures, net             1,620            455           (290)         1,705            389         3,879

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first six months of fiscal 2001, the Company made the decision and received approval to consolidate the Volvo dealership location in Long Beach, CA into the Company's Riverside, CA location. The Long Beach, CA market will continue to be serviced through the Company's Riverside, CA truck center. Also during the first six months of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. The Barnesville, MN agricultural retail store was also closed during the first six months of fiscal 2001, and will be consolidated with the Fargo, ND agricultural operations in a new combined location.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                      Three Months Ended July 31,   Six Months Ended July 31,
                                      ---------------------------   -------------------------
                                          2000           1999          2000           1999
                                          ----           ----          ----           ----
REVENUE DATA (IN MILLIONS):
Total revenues                          $ 183.5        $ 177.2       $ 369.4        $ 357.8
     Construction                          46.5%          49.7%         46.0%          49.3%
     Truck                                 25.8%          25.5%         27.6%          23.9%
     Agricultural                          26.9%          19.6%         25.6%          22.0%
     Rental                                  --%           4.0%           --%           3.7%
     Financial services                     0.8%           1.2%          0.8%           1.1%

Construction revenues                   $  85.2        $  88.0       $ 170.0        $ 176.5
     Equipment sales                       69.5%          72.0%         70.7%          71.9%
     Parts and service                     29.4%          26.9%         28.3%          27.1%
     Rental                                 1.1%           1.1%          1.0%           1.0%

Truck revenues                          $  47.4        $  45.2       $ 101.7        $  85.5
     Truck sales                           77.7%          82.0%         79.5%          81.5%
     Parts and service                     22.3%          18.0%         20.5%          18.5%

Agricultural revenues                   $  49.4        $  34.8       $  94.6        $  78.6
     Equipment sales                       73.3%          65.3%         73.4%          69.7%
     Parts and service                     24.0%          31.0%         24.4%          27.0%
     Rental                                 2.7%           3.7%          2.2%           3.3%

Rental revenues                         $    --        $   7.1       $    --        $  13.4
     Equipment sales                         --%           8.9%           --%           8.5%
     Parts and service                       --%           3.6%           --%           3.4%
     Rental                                  --%          87.5%           --%          88.1%


STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales             72.1%          69.8%         73.2%          70.6%
     Parts and service                     25.9           24.2          24.9           23.8
     Rental                                 1.2            4.8           1.1            4.5
     Financial services                     0.8            1.2           0.8            1.1
                                        -------        -------       -------        -------
Total revenues                            100.0          100.0         100.0          100.0

Gross profit                               15.2%          18.7%         15.4%          17.9%
Selling, general and
     administrative expenses               14.7           13.0          14.0           13.2
                                        -------        -------       -------        -------
Operating income                            0.5            5.7           1.4            4.7
Interest expense, net                       1.8            2.0           1.6            1.9
Provision for (benefit from) taxes         (0.6)           1.5          (0.1)           1.1
                                        -------        -------       -------        -------
Net income (loss)                          (0.7)%          2.2%         (0.1)%          1.7%
                                        =======        =======       =======        =======

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

REVENUES

         Total revenues increased approximately $6.3 million, or 3.5%, from $177.2 million for the second quarter of fiscal 2000 to $183.5 million for the second quarter of fiscal 2001. Truck operations contributed approximately $2.2 million of this increase, with revenues increasing 4.9% from $45.2 million to $47.4 million. Truck acquisitions since the second quarter of fiscal 2000 provided truck revenues of $12.5 million in the second quarter of fiscal 2001. Agricultural operations contributed approximately $14.6 million of the overall increase in revenues, with revenues increasing 42.0% to $49.4 million in the second quarter of fiscal 2001. These increases were partially offset by a decrease in construction revenues, including material handling revenues, and by the sale of the Company's construction equipment rental operations at the end of fiscal 2000. Construction revenues decreased approximately $2.8 million, or 3.2%, from $88.0 million to $85.2 million due to continuing competitive pressures and a current decline in market potential. The construction equipment rental operations had revenues of $7.1 million during the second quarter of fiscal 2000. Financial services revenues decreased approximately 25.0% to $1.5 million. Fewer loan and lease originations due to lower construction and material handling revenues, along with increasing interest rates and a tightening credit environment contributed to the change.

         Equipment and truck sales increased approximately $8.4 million, or 6.8%, from $123.8 million for the second quarter of fiscal 2000 to $132.2 million for the second quarter of fiscal 2001. Agricultural equipment sales increased approximately $13.5 million, or 59.5%, from $22.7 million to $36.2 million. Truck sales decreased slightly by approximately $300,000, or 0.8%, to $36.8 million, as a result of decreased demand due to higher fuel prices, driver shortages, and excessive levels of used trucks in the market. Truck acquisitions since the second quarter of fiscal 2000 provided truck sales of $9.9 million in the second quarter of fiscal 2001. Construction equipment sales decreased approximately $4.1 million, or 6.5% to $59.2 million. In addition, equipment sales decreased approximately $700,000 as a result of the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

         Parts and service revenues increased approximately $4.6 million, or 10.7%, from $42.9 million for the second quarter of fiscal 2000 to $47.5 million for the second quarter of fiscal 2001. Truck operations contributed approximately $2.5 million of the increase as sales grew 30.9% to $10.6 million, primarily as a result of acquisitions since the second quarter of fiscal 2000. Agricultural operations contributed an increase of $1.1 million, or 10.2%, as sales increased to $11.9 million. Parts and service revenues from construction operations increased approximately $1.3 million, or 5.5%, to $25.0 million. The sale of the Company's construction equipment rental operations at the end of fiscal 2000 reduced parts and service revenues by approximately $300,000.

         Rental revenues were $2.3 million in the second quarter of fiscal 2001 compared to $8.5 million for the second quarter of fiscal 2000, a decrease of $6.2 million, or 72.9%, attributable to the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

GROSS PROFIT

         Gross profit for the second quarter of fiscal 2001 was $27.9 million, or 15.2% of total revenues, compared to $33.2 million, or 18.7% of total revenues, for the second quarter of fiscal 2000, a decrease of $5.3 million, or 16.0%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Construction and truck operations continued to experience pressures due to higher inventory levels throughout the industry which affect margins. Financial services also experienced margin tightening due to interest rate increases and a tightening credit environment. Another contributing factor to the decrease in gross profit was that construction equipment rental operations, which generally provided higher gross margins, were sold at the end of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the second quarter of fiscal 2001 and 2000 were 14.7% and 13.0%, respectively. Total SG&A expenses increased approximately $3.8 million, from $23.1 million for the second quarter of fiscal 2000 to $26.9 million for the second quarter of fiscal 2001. Approximately $1.6 million of the increase was due to the operations of the Company's acquisitions since the second quarter of fiscal 2000. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues. However, the Company has been experiencing higher than normal levels of SG&A expenses related to the consolidation and integration of the Company's acquired truck dealerships.

INTEREST EXPENSE

         Interest expense as a percentage of total revenues decreased from 2.1% for the second quarter of fiscal 2000 to 1.9% for the second quarter of fiscal 2001. Interest expense decreased approximately $400,000, or 10.5%, from $3.8 million for the second quarter of fiscal 2000 to $3.4 million for the second quarter of fiscal 2001. Interest expense as a percentage of total revenues decreased, despite rising interest rates, primarily due to a decrease in the level of interest-bearing floorplan payables along with a lower level of long-term debt. This debt reduction resulted from the sale of the Company's construction equipment rental operations.

INCOME TAXES

         The estimated provision for (benefit from) income taxes as a percentage of pretax income (loss) for the second quarter of fiscal 2001 and 2000 was 40.7%.

NET INCOME

         The Company reported a net loss of $(1.3) million, or $(0.10) per share, for the second quarter of fiscal 2001, compared to net income of $3.8 million, or $0.29 per share, for the second quarter of fiscal 2000.

SIX MONTHS ENDED JULY 31, 2000 COMPARED TO SIX MONTHS ENDED JULY 31, 1999

REVENUES

         Total revenues increased approximately $11.6 million, or 3.2%, from $357.8 million for the first six months of fiscal 2000 to $369.4 million for the same period of fiscal 2001. Truck operations contributed approximately $16.2 million of this increase, with revenues increasing 19.0% to $101.7 million. Truck acquisitions since the second quarter of fiscal 2000 provided truck revenues of $25.4 million in the first six months of fiscal 2001. Agricultural operations contributed approximately $16.0 million of the overall increase in revenues, with revenues increasing 20.4% to $94.6 million in the first six months of fiscal 2001. These increases were partially offset by a decrease in construction revenues, including material handling revenues, and by the sale of the Company's construction equipment rental operations at the end of fiscal 2000. Construction revenues decreased approximately $6.5 million, or 3.7%, from $176.5 million to $170.0 million due to continuing competitive pressures and overall declining market potential in the Company's areas of responsibility. The construction equipment rental operations had revenues of $13.4 million during the first six months of fiscal 2000. Financial services revenues decreased approximately 18.4% to $3.1 million. Lower loan and lease originations due to lower construction and material handling revenues, along with increasing interest rates and a tightening credit environment contributed to the decrease.

         Equipment and truck sales increased approximately $17.9 million, or 7.1%, from $252.5 million for the first six months of fiscal 2000 to $270.4 million for the first six months of fiscal 2001. Truck sales increased approximately $11.3 million, or 16.2%, to $80.9 million. Truck acquisitions since the second quarter of fiscal 2000 provided truck sales of $20.2 million in the first six months of fiscal 2001. Agricultural operations contributed approximately $14.6 million of increased equipment sales, increasing 26.6% to $69.4 million. Construction equipment sales decreased approximately $6.8 million, or 5.4% to $120.1 million. In addition, equipment sales decreased approximately $1.2 million as a result of the sale of the Company's construction equipment rental operations.

         Parts and service revenues increased approximately $6.8 million, or 8.0%, from $85.3 million for the first six months of fiscal 2000 to $92.1 million for the first six months of fiscal 2001. Truck operations contributed approximately $4.9 million of the increase as sales grew 30.8% from $15.9 million to $20.8 million. Truck acquisitions since the second quarter of fiscal 2000 provided parts and service revenues of $5.2 million in the first six months of fiscal 2001. Agricultural operations contributed an increase of $1.9 million, or 9.0%, as sales increased to $23.1 million. Parts and service revenues from construction operations increased 0.8%, or $400,000, to $48.2 million. Offsetting these increases, parts and service revenues decreased approximately $400,000 for the first six months of fiscal 2001 as a result of the sale of the Company's construction equipment rental operations.

         Rental revenues were $3.8 million for the first six months of fiscal 2001 compared to $16.2 million for the first six months of fiscal 2000, a decrease of $12.4 million, or 76.5%, primarily attributable to the sale of the Company's construction equipment rental operations.

GROSS PROFIT

         Gross profit for the first six months of fiscal 2001 was $56.9 million, or 15.4% of total revenues, compared to $63.9 million, or 17.9% of total revenues, for the first six months of fiscal 2000, a decrease of $7.0 million, or 11.0%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Construction and truck operations continued to experience competitive pressures due to changing demand and higher inventory levels throughout the industry. Financial services also experienced margin declines due to interest rate increases and a tightening credit environment. Another contributing factor to the decrease in gross profit was the sale of the construction equipment rental operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the first six months of fiscal 2001 and 2000 were 14.0% and 13.2%, respectively. Total SG&A expenses increased approximately $4.4 million, from $47.2 million for the first six months of fiscal 2000 to $51.6 million for the first six months of fiscal 2001. Approximately $3.1 million of the increase was due to the operations of the Company's acquisitions since the second quarter of fiscal 2000. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues. However, the Company has been experiencing higher than normal levels of SG&A expenses related to the consolidation and integration of the Company's acquired truck dealerships.

INTEREST EXPENSE

         Interest expense as a percentage of total revenues decreased from 2.0% for the first six months of fiscal 2000 to 1.7% for the first six months of fiscal 2001. Interest expense decreased approximately $700,000, or 9.9%, from $7.1 million for the first six months of fiscal 2000 to $6.4 million for the first six months of fiscal 2001. Interest expense as a percentage of total revenues decreased, despite rising interest rates, primarily due to a decrease in the level of interest-bearing floorplan payables along with the reduction of long-term debt. This debt related to the Company's construction equipment rental operations which were sold at the end of fiscal 2000.

INCOME TAXES

         The estimated provision for (benefit from) income taxes as a percentage of pretax income (loss) for the first six months of fiscal 2001 and 2000 was 40.7%.

NET INCOME

         The Company reported a net loss of $(426,000), or $(0.03) per share, for the first six months of fiscal 2001, compared to net income of $6.0 million, or $0.45 per share, for the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, acquisitions and openings of additional retail locations, rental equipment and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), Banc of America Leasing & Capital, LLC (Bank of America), Deutsche Financial Services Corporation (Deutsche), Associates Commercial Corporation (Associates), General Motors Acceptance Corporation (GMAC), Volvo Commercial Finance LLC (Volvo) and commercial banks.

         Floor plan financing from Deere, Deere Credit and Bank of America represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Associates, GMAC and Volvo. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche and Deere Credit. Most lenders receive a security interest in the inventory financed. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $79.8 million at July 31, 2000.

         Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Occasionally, additional discounts may be available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently five to twelve months for agricultural equipment and one to four months for construction equipment. Deere also provides financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. Deere Credit and Bank of America provide equipment floor plan financing with variable market rates of interest based on the prime rate and LIBOR, respectively. Associates, GMAC and Volvo provide truck floor plan financing with variable market rates of interest based on the prime rate.

         The Company has available lines of credit totaling $25.0 million with varying maturity dates through July 1, 2001 and with variable interest rates based on LIBOR and the prime rate. The Company had approximately $12.7 million of unused availability relating to these lines of credit at July 31, 2000.

         The Company periodically reviews the terms of its financing with its lenders, including the interest rate. For the first six months of fiscal 2001 and 2000 the average interest rate under interest-bearing floor plan financing was approximately 8.56% and 7.05%, respectively. As of July 31, 2000 the Company had outstanding floor plan payables of approximately $202.5 million, of which $148.9 million was then interest-bearing. The average interest rates on the Company's lines of credit during the six months ended July 31, 2000 and 1999 were 9.00% and 7.58%, respectively.

         The Company's credit agreements with Deere Credit, Bank of America, and Ag Capital are scheduled to mature during the Company's third and fourth fiscal quarters. Bank of America has informed the Company that it is exiting the business of lending to equipment distributors and therefore will not be renewing its commitment at the November 20, 2000 expiration date. The Company, subsequent to July 31, 2000, voluntarily reduced the commitment by Bank of America from $45 million to $20 million. The Company is currently negotiating new credit agreements and anticipates having new credit agreements executed with its existing lenders or a combination of new and existing lenders prior to the scheduled maturity of the Company's current credit facilities.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants as of July 31, 2000. In addition, the Company is in arbitration with John Deere Construction Equipment Company (JDCEC) regarding JDCEC's contention that the Company violated of two of the Company's dealership agreements giving JDCEC the right to terminate the agreements. The alleged violations of the Company's dealership agreements are listed as an event which if true would constitute a default under the credit facility with Deere Credit. The Company has received written confirmation from Deere Credit that these alleged violations will not constitute a default unless the arbitration panel determines that the Company violated the dealer agreements.

         Cash used for operating activities during the first six months of fiscal 2001 was $424,000. Reduced depreciation expense after the sale of the construction equipment rental operations contributed less cash, while a net lossand reduced levels of payables were the primary factors leading to the use of cash for operating activities. Cash provided by operating activities for the first six months of fiscal 2000 was $10.3 million, that primarily resulted from net income, depreciation and amortization, and increases in floor plan financing which was partially offset by increases in trade receivables and inventories.

         Cash used for investing activities during the first six months of fiscal 2001 was $5.7 million, which was primarily related to purchases of agricultural rental equipment, purchases of property and equipment and the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. Cash used for investing activities during the first six months of fiscal 2000 was $8.9 million, which was primarily related to acquisitions, the purchase of rental equipment and the purchase of property and equipment.

         Cash provided by financing activities during the first six months of fiscal 2001 was $1.9 million. The primary source of cash from financing activities was increases in the Company's operating lines, partially offset by net payments of long-term debt. During the first six months of fiscal 2000, proceeds from issuance of long-term debt and increases in operating lines and short-term payables were approximately $6.4 million. This increase in cash was offset by payments of long-term debt of approximately $6.4 million.

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

SEASONALITY

         The Company's agricultural operations, particularly in the Midwest, generally experience a higher volume of equipment sales in the second and third fiscal quarters due to the crop growing season. Typically, farmers purchase equipment prior to planting or harvesting crops. Winter weather conditions in the Midwest limit equipment purchases during the Company's first and fourth fiscal quarters. This seasonal effect is diminished during periods of significant and sustained weakness in the agricultural economy during which farmers generally purchase less equipment.

         The Company's construction operations also generally experience a higher volume of equipment sales in the second and third fiscal quarters due to favorable weather patterns, particularly in the Midwest. The general slowdown in construction activity at the end of the calendar year influences the fourth fiscal quarter. Further, winter weather conditions in parts of the Southwest and South Central also limit construction activity to some degree, typically resulting in lower sales and rentals of construction equipment.

         Since the Company's truck operations are not generally affected by any significant seasonality, the overall impact of seasonality has tended to decline as truck revenues have become a greater percentage of total revenues. If the Company acquires businesses in geographic areas other than where it currently has operations, it may be affected by other seasonal or equipment buying trends.

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 21, 2000, in the Company's Form 8-K dated April 21, 2000, in the Company's Form 8-K dated July 18, 2000, and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the Fiscal year ended January 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In late June 2000, the Company received written notice from John Deere Construction Equipment Company that, effective June 21, 2001, John Deere Construction would terminate the Company's dealership agreements for the Burnsville, Minnesota and Phoenix, Arizona areas of responsibility for the sale and warranty servicing of Deere construction, utility and forestry equipment. In the termination notice, John Deere Construction cited its view that the Company was in violation of certain market penetration requirements in the dealership agreements. On the same date, John Deere Construction also filed an arbitration demand with the American Arbitration Association in Chicago that seeks confirmation of its allegations that the Company's construction equipment dealerships can be terminated because the Company allegedly violated these agreements. Such a termination would result in the Company losing its John Deere Construction dealership agreements for the Southwest and most of the Midwest regions. The termination would not affect the Company's Montana or Texas construction dealerships or its John Deere agricultural dealerships. The Company denies John Deere Construction's contention that it can terminate its dealership agreements and has filed a counterclaim in the arbitration, asserting a number of statutory, contract and tort claims. The Company intends to vigorously defend its right to remain a John Deere construction equipment dealer under all means available. The counterclaim incorporates all of the allegations and seeks all of the remedies set forth in the complaint filed by the Company in the Minnesota trial court action as described below.

         On July 18, 2000, the Company and several affiliates filed suit in the Fourth Judicial District Court, State of Minnesota against John Deere Construction Equipment Company, Credit Suisse First Boston Equity Partners, L.P. and Nortrax, L.L.C. alleging that those companies have violated the Minnesota Heavy and Utility Equipment Manufacturers and Dealers Act and have intentionally and inappropriately interfered and conspired to interfere with the Company's John Deere construction equipment dealership agreements. The Company's suit alleged that John Deere Construction's notice to terminate the Company's dealership agreements is based upon Deere's strategic objective to own or control a significant percentage of its distribution channel. As a result, the ongoing operation of the Company's construction dealerships is viewed by Deere as a substantial impediment to its achieving its objectives. Recently, John Deere Construction entered into a joint venture with Credit Suisse First Boston Equity Partners, L.P. called Nortrax, L.L.C. Deere has stated that the reason for the Nortrax joint venture is "to assist in the consolidation, development and management" of its construction dealerships. In addition to the above-referenced statutory violations, the lawsuit asserts that the defendants have conspired to breach the Company's contracts with John Deere Construction and certain common law duties owed to the Company. The suit seeks unspecified monetary damages and a judicial declaration that John Deere Construction does not have the right to terminate the Company's dealership agreements. On August 1, 2000, the parties were ordered by the Minnesota trial court judge to arbitrate these claims. The Company has until October 6, 2000 to decide whether to appeal this order.

         The Company's construction equipment division is its largest division. With 31 total retail locations, the division accounted for almost one-half of the Company's total revenues for the twelve months ended January 31, 2000. The areas of responsibility covered under the termination notice accounted for approximately two-thirds of the Division's total revenue. Termination of certain or all of the Company's dealership agreements with John Deere Construction as requested in the arbitration demand could have a significant negative impact on the results of operations, liquidity, profitability and financial condition of the Company.

         The Company is also the subject of a demand for arbitration that was filed by John Deere Company, a division of Deere & Company ("Deere") in Chicago, Illinois under the Commercial Rules of the American Arbitration Association. The arbitration demand was originally served in February 2000, and the Company obtained an extension of time to respond to the demand through May 3, 2000, when the Company filed its response. The demand for arbitration concerns the proper interpretation of the Company's agricultural dealership agreements with Deere, under which the Company's dealerships sell and lease Deere agricultural equipment. In the arbitration, Deere has alleged that the Company breached its dealership agreements when it acquired a majority interest in Salinas Equipment Distributors, Inc. ("SED"), an agricultural equipment rental company located in Salinas, California, which transaction closed in August 1998. SED, both before and after the acquisition by the Company, rented a variety of agricultural equipment, including Deere equipment. Deere is taking the position that when SED rents Deere equipment, such activity is a violation of the authorization location clauses contained in the agricultural dealership agreements, which sets forth the authorized locations in which the Company is authorized to sell and lease Deere equipment. It is the Company's position that SED is not a Deere dealership and its activities do not fall within the scope of the Deere dealership agreements. The demand for arbitration, which does not request money damages, requests a declaration that sales, rentals and leases of Deere equipment from SED constitute a breach of the authorized location clauses in the Company's dealership agreements and an order enjoining the Company from selling, renting, or leasing Deere equipment from SED. The Company denies that it has breached any such agreements and believes that these allegations do not have merit. The Company intends to vigorously defend the arbitration demand. No hearing or other schedule for resolution of this dispute has yet been set.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  EXHIBITS.

               Exhibits filed with this report are listed in the Exhibit Index on page 21.

          (b)  REPORTS ON FORM 8-K.

               During the second quarter ended July 31, 2000, the Company filed a Current Report on Form 8-K dated July 18, 2000 under Item 5 relating to the press release dated July 18, 2000 regarding a lawsuit commenced by RDO Equipment Co. and several affiliated entities against John Deere Construction Equipment Company, Credit Suisse First Boston Equity Partners, L.P. and Nortrax, L.L.C. See the discussion under "Part II - Other Information. Item 1. Legal Proceedings."


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RDO EQUIPMENT CO.
                                       (Registrant)

Date: September 11, 2000               By: /s/ Thomas K. Espel
                                           ---------------------------------
                                           Thomas K. Espel
                                           Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX

ITEM NO.       ITEM                                          PAGE OF THIS REPORT
--------       ----                                          -------------------

10.1           RDO Construction Equipment Co. and RDO                 22
               Agriculture Equipment Co. amended and restated loan agreement with John Deere Construction
               Equipment Company, Deere Credit, Inc., and John
               Deere Company

10.2           RDO Construction Equipment Co. and RDO                 42
               Agriculture Equipment Co. amended and restated security agreement with John Deere Construction
               Equipment Company, Deere Credit, Inc., and John
               Deere Company

10.3           RDO Construction Equipment Co. and RDO                 47
               Agriculture Equipment Co. guaranty with John
               Deere Construction Equipment Company, Deere
               Credit, Inc., and John Deere Company

27.1           Financial Data Schedule                                50