Form 10-Q
period 2000-10-31
RDO EQUIPMENT CO
filed 2000-12-15
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___.

         The number of shares outstanding of the registrant as of November 30, 2000:

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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                                   Three Months Ended            Nine Months Ended
                                                       October 31,                   October 31,
                                               -------------------------     -------------------------
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Revenues
         Equipment & truck sales               $  123,301     $  108,644     $  393,750     $  361,154
         Parts and service                         48,977         46,393        141,047        131,646
         Rental                                     2,586          8,817          6,381         24,990
         Financial services                         1,560          1,668          4,633          5,485
                                               ----------     ----------     ----------     ----------
                 Total revenues                   176,424        165,522        545,811        523,275
Cost of revenues                                  152,364        133,318        464,828        427,145
                                               ----------     ----------     ----------     ----------
Gross profit                                       24,060         32,204         80,983         96,130
Selling, general and
    administrative expenses                        28,146         24,762         79,739         71,963
                                               ----------     ----------     ----------     ----------
         Operating income (loss)                   (4,086)         7,442          1,244         24,167
Interest expense                                   (3,184)        (3,606)        (9,582)       (10,724)
Interest income                                       260            175            606            573
                                               ----------     ----------     ----------     ----------
         Income (loss) before income taxes
               and minority interest               (7,010)         4,011         (7,732)        14,016
Income tax benefit (provision)                      2,853         (1,633)         3,147         (5,705)
                                               ----------     ----------     ----------     ----------
Income (loss) before minority interest             (4,157)         2,378         (4,585)         8,311
Minority interest                                     (14)           (65)           (12)           (26)
                                               ----------     ----------     ----------     ----------

Net income (loss)                              $   (4,171)    $    2,313     $   (4,597)    $    8,285
                                               ==========     ==========     ==========     ==========

Net income (loss) per share -
         Basic and diluted                     $    (0.32)    $     0.18     $    (0.35)    $     0.63
                                               ==========     ==========     ==========     ==========
Weighted average shares outstanding-basic          13,182         13,182         13,182         13,182
                                               ==========     ==========     ==========     ==========
Weighted average shares outstanding-diluted        13,182         13,182         13,182         13,184
                                               ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          October 31,       January 31,
(IN THOUSANDS)                                                                   2000              2000
-------------------------------------------------------------------------------------------------------
ASSETS                                                                   (Unaudited)
Current assets:
         Cash and cash equivalents                                       $      2,524      $      4,207
         Accounts receivable (less allowance for doubtful accounts)            60,902            75,536
         Receivables from affiliates                                               60                31
         Inventories                                                          208,017           217,556
         Prepaid expenses                                                         887               573
         Deferred income tax benefit                                            4,915             4,910
                                                                         ------------      ------------
                 Total current assets                                         277,305           302,813

Property and equipment, net                                                    22,685            21,944
Other assets:
         Goodwill and other, net of accumulated amortization                   35,586            36,205
         Deposits                                                               1,239             1,035
                                                                         ------------      ------------
                 Total assets                                            $    336,815      $    361,997
                                                                         ============      ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      October 31, January 31,
(IN THOUSANDS)                                               2000        2000
-----------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   (Unaudited)

Current liabilities:
         Floor plan payables                             $177,568    $190,242
         Notes payable                                     15,803      12,330
         Current maturities of long-term debt               2,822       2,791
         Accounts payable                                   6,296       6,169
         Accrued liabilities                               16,659      23,490
         Customer advance deposits                          2,491       2,824
         Dividends payable                                    731         742
                                                         --------    --------
           Total current liabilities                      222,370     238,588

Long-term debt, net of current maturities                   7,204      11,483
Deferred income taxes                                       1,975       1,460
                                                         --------    --------
           Total liabilities                              231,549     251,531

Minority interest                                             588       1,191

Stockholders' equity:
       Preferred stock                                         --          --
       Common stocks-
               Class A                                         57          57
               Class B                                         75          75
       Additional paid-in-capital                          84,471      84,471
       Retained earnings                                   20,075      24,672
                                                         --------    --------

           Total stockholders' equity                     104,678     109,275
                                                         --------    --------

           Total liabilities and stockholders' equity    $336,815    $361,997
                                                         ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended October 31,
(IN THOUSANDS) (UNAUDITED)                                                               2000         1999
-----------------------------------------------------------------------------------------------------------
Operating activities:
         Net income (loss)                                                            $ (4,597)    $  8,285
         Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
              Depreciation and amortization                                              5,577        9,960
              Deferred taxes                                                               510        4,470
              Minority interest                                                             12           26
                 Change in operating assets and liabilities:
                     Accounts receivable                                                (1,828)      (5,876)
                     Inventories                                                         9,539       (5,891)
                     Prepaid expenses                                                     (314)         396
                     Deposits                                                             (204)          99
                     Floor plan payables                                                 1,749        1,074
                     Accounts payable and accrued liabilities                           (6,715)         553
                     Customer advance deposits                                            (333)      (1,077)
                                                                                      --------     --------

                        Net cash provided by operating activities                        3,396       12,019

Investing activities:
         Net purchases of rental equipment                                              (3,194)         347
         Net purchase of property and equipment                                         (2,000)      (2,241)
         Net assets of acquisitions                                                     (1,167)      (4,404)
         Retained investment and service fee on securitized receivables                     --       (1,028)
         Other, net                                                                         47       (3,524)
                                                                                      --------     --------

                        Net cash used for investing activities                          (6,314)     (10,850)

Financing activities:
         Proceeds from issuance of long-term debt                                           89        6,419
         Payments on long-term debt                                                     (2,327)     (11,271)
         Net proceeds of bank lines and short-term notes payable                         3,473        7,340
                                                                                      --------     --------

                        Net cash provided by financing activities                        1,235        2,488
                                                                                      --------     --------

Increase (decrease) in cash                                                             (1,683)       3,657

Cash and cash equivalents, beginning of period                                           4,207           51
                                                                                      --------     --------

Cash and cash equivalents, end of period                                              $  2,524     $  3,708
                                                                                      ========     ========

Supplemental disclosures:
         Cash payments for interest                                                   $  9,206     $ 11,342
                                                                                      ========     ========
         Cash payments for income taxes                                               $  4,657     $  2,444
                                                                                      ========     ========
         Noncash investing and financing activities:
              Increase in assets related to acquisitions of dealerships
                through issuance and assumption of debt                               $     --     $ 20,843
                                                                                      ========     ========
              Increase in long-term debt related to refinancing of short-term debt    $     --     $  5,000
                                                                                      ========     ========
              Sale of rental assets for purchaser's assumption of debt                $     --     $  2,526
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

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and nine months ended October 31, 2000 and October 31, 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

         During the first nine months of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. In the same period of the prior fiscal year, the Company had two acquisitions, the first acquisition was two heavy-duty truck dealerships in Dallas and Fort Worth, Texas with a cash purchase price of approximately $1.8 million. The total assets acquired and liabilities assumed in this acquisition were approximately $13.7 million and $11.9 million, respectively. The second acquisition was of two heavy-duty truck dealerships in Riverside and Long Beach, California and a used truck outlet in Fontana, California. The total assets acquired and liabilities assumed in this acquisition were approximately $11.6 million and $9.0 million, respectively, with a cash purchase price of approximately $2.6 million.

         Results of operations for the acquisitions made prior to October 31, 2000 have been included in the accompanying condensed consolidated financial statements since their respective acquisition dates. The following unaudited consolidated pro forma results of operations give effect to these acquisitions as if they were completed at the beginning of fiscal 2000. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such a date or to project the Company's results of future operations (in thousands, except for per share data):

                                          Three Months Ended          Nine Months Ended
                                              October 31,                October 31,
                                      ------------------------    -----------------------
                                         2000          1999         2000          1999
                                         ----          ----         ----          ----
Revenues                              $  176,424    $  168,608    $ 545,811     $ 551,488
                                      ==========    ==========    =========     =========
Net income (loss)                     $   (4,171)   $    2,159    $  (4,597)    $   8,060
                                      ==========    ==========    =========     =========
Weighted average shares
     outstanding-basic                    13,182        13,182       13,182        13,182
                                      ==========    ==========    =========     =========
Weighted average shares
     outstanding-diluted                  13,182        13,182       13,182        13,184
                                      ==========    ==========    =========     =========
Net income (loss) per share -
     basic and diluted                $    (0.32)   $     0.16    $   (0.35)    $    0.61
                                      ==========    ==========    =========     =========

3.       INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                     October 31,       January 31,
                                        2000              2000
                                        ----              -----

New equipment & trucks                $143,124          $149,018
Used equipment & trucks                 33,469            39,159
Parts and other                         31,424            29,379
                                      --------          --------
                                      $208,017          $217,556
                                      ========          ========

4.       FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                     October 31,       January 31,
                                        2000              2000
                                        ----             -----

Interest-bearing                      $146,167          $157,404
Noninterest-bearing                     31,401            32,838
                                      --------          --------
                                      $177,568          $190,242
                                      ========          ========

         During the quarter, the scheduled maturity date of the Deere Credit Services, Inc. (Deere Credit) credit facility was extended for one year maturing at the end of the Company's third fiscal quarter of fiscal 2002. During the second fiscal quarter, Banc of America Leasing & Capital, LLC (Bank of America) informed the Company that it was exiting the business of lending to equipment distributors and therefore would not be renewing its commitment at the November 20, 2000 expiration date. Subsequent to the end of the third quarter, the Company has requested and received a 45 day extension of this credit facility and has voluntarily reduced the commitment by Bank of America from $20 million to $14 million. The Company has capacity and is prepared to repay this facility on or before its maturity date of January 5, 2001 by using other existing floor plan financing and credit agreements. The Company has also extended its credit facilities with Ag Capital for an additional year with a maturity date of December 1, 2001.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants as of October 31, 2000. In addition, the Company is in arbitration with John Deere Construction Equipment Company (JDCEC) regarding JDCEC's contention that the Company violated of two of the Company's dealership agreements giving JDCEC the right to terminate the agreements. The alleged violations of the Company's dealership agreements are listed as an event which if true would constitute a default under the credit facility with Deere Credit. The Company has received written confirmation from Deere Credit that these alleged violations will not constitute a default unless the arbitration panel determines that the Company violated the dealer agreements.

5.       EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                   Three Months Ended        Nine Months Ended
                                        October 31,              October 31,
                                  ---------------------    ---------------------
                                     2000         1999        2000         1999
                                     ----         ----        ----         ----
Net income (loss) available to
  common shareholders             $ (4,171)    $  2,313    $ (4,597)    $  8,285
                                  ========     ========    ========     ========
Weighted average number
  of shares outstanding - basic     13,182       13,182      13,182       13,182
Dilutive effect of stock
  options outstanding                   --           --          --            2
                                  --------     --------    --------     --------
Common and potential common
  shares outstanding - diluted      13,182       13,182      13,182       13,184
                                  ========     ========    ========     ========
Basic and dilutive
  net income (loss) per share     $  (0.32)    $   0.18    $  (0.35)    $   0.63
                                  ========     ========    ========     ========

6.       LEGAL PROCEEDINGS:

         The Company is party to litigation outside of the normal course of business. For a description of these legal proceedings, see Part II - Other Information, Item 1. Legal Proceedings of this quarterly report.

7.       SEGMENT INFORMATION:

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

         The following tables show the Company's business segments and related financial information for the three and nine months ended October 31, 2000 and 1999 (in thousands):

                                                                                            Financial
                                                                                          Services and
Three Months Ended Oct. 31,        Construction     Truck      Agricultural     Rental      Corporate      Total
-------------------------------------------------------------------------------------------------------------------
2000:
   Revenues from
      external customers            $  81,268     $  49,063     $  44,533     $      --     $   1,560    $ 176,424
   Interest income                         45            50           165            --            --          260
   Interest expense                     1,691         1,001           492            --            --        3,184
   Depreciation and
     amortization                         683           308           742            --           274        2,007
   Income (loss) before income
     taxes and minority interest       (3,692)       (4,367)          718            --           331       (7,010)
   Capital expenditures, net              185            48          (252)           --           600          581

1999:
   Revenues from
      external customers            $  83,134     $  42,373     $  30,626     $   7,721     $   1,668    $ 165,522
   Interest income                        (20)           55           133             7            --          175
   Interest expense                     1,625           732           895           354            --        3,606
   Depreciation and
     amortization                         537           262           873         1,279           254        3,205
   Income (loss) before income
     taxes and minority interest        3,014          (456)          603           399           451        4,011
   Capital expenditures, net           (2,828)          350           444          (341)          390       (1,985)


                                                                                            Financial
                                                                                          Services and
Nine Months Ended Oct. 31,         Construction     Truck      Agricultural     Rental      Corporate      Total
------------------------------------------------------------------------------------------------------------------
2000:
   Revenues from
      external customers            $ 251,310     $ 150,786     $ 139,082    $      --     $   4,633    $ 545,811
   Interest income                          5           137           464           --            --          606
   Interest expense                     4,755         3,135         1,692           --            --        9,582
   Depreciation and
     amortization                       1,927           914         2,015           --           721        5,577
   Income (loss) before income
     taxes and minority interest       (3,463)       (8,081)        2,695           --         1,117       (7,732)
   Identifiable assets                166,998        74,298        69,211           --        26,308      336,815
   Capital expenditures, net            1,278            72         1,884           --         1,960        5,194

1999:
   Revenues from
      external customers            $ 259,579     $ 127,862     $ 109,234    $  21,115     $   5,485    $ 523,275
   Interest income                         22           162           373           16            --          573
   Interest expense                     5,094         1,581         2,320        1,729            --       10,724
   Depreciation and
     amortization                       1,926           644         2,672        3,800           918        9,960
   Income (loss) before income
     taxes and minority interest       10,401           467         2,133         (810)        1,825       14,016
   Identifiable assets                168,910        81,716        85,297       40,211        35,103      411,237
   Capital expenditures, net           (1,208)          805           154        1,364           779        1,894

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first nine months of fiscal 2001, the Company made the decision and received approval to consolidate the Volvo dealership location in Long Beach, CA into the Company's Riverside, CA location. The Long Beach market is continuing to be serviced through the Company's Riverside truck center. Also during the first nine months of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. The Barnesville, MN agricultural retail store was also closed during the first nine months of fiscal 2001, and will be consolidated with the Fargo, ND agricultural operations in a new combined location.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                     Three Months Ended    Nine Months Ended
                                         October 31,          October 31,
                                     -------------------  -------------------
                                       2000       1999      2000       1999
                                       ----       ----      ----       ----
REVENUE DATA (IN MILLIONS):
Total revenues                       $  176.4   $  165.5  $  545.8   $  523.3
     Construction                        46.1%      50.2%     46.0%      49.6%
     Truck                               27.8%      25.6%     27.6%      24.5%
     Agricultural                        25.2%      18.5%     25.5%      20.9%
     Rental                              --- %       4.7%     --- %       4.0%
     Financial services                   0.9%       1.0%      0.9%       1.0%

Construction revenues                $   81.3   $   83.1  $  251.3   $  259.6
     Equipment sales                     67.4%      69.2%     69.6%      71.0%
     Parts and service                   31.3%      29.5%     29.3%      27.9%
     Rental                               1.3%       1.3%      1.1%       1.1%

Truck revenues                       $   49.1   $   42.4  $  150.8   $  127.9
     Truck sales                         78.0%      76.6%     79.0%      79.9%
     Parts and service                   22.0%      23.4%     21.0%      20.1%

Agricultural revenues                $   44.5   $   30.6  $  139.1   $  109.2
     Equipment sales                     68.0%      57.6%     71.7%      66.4%
     Parts and service                   28.6%      38.2%     25.7%      30.1%
     Rental                               3.4%       4.2%      2.6%       3.5%

Rental revenues                      $   ---    $    7.7  $   ---    $   21.1
     Equipment sales                     --- %      13.2%     --- %      10.2%
     Parts and service                   --- %       3.6%     --- %       3.5%
     Rental                              --- %      83.2%     --- %      86.3%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales           69.9%      65.7%     72.1%      69.0%
     Parts and service                   27.7       28.0      25.8       25.2
     Rental                               1.5        5.3       1.2        4.8
     Financial services                   0.9        1.0       0.9        1.0
                                        -----      -----     -----      -----
Total revenues                          100.0      100.0     100.0      100.0

Gross profit                             13.6%      19.5%     14.8%      18.4%
Selling, general and
     administrative expenses             16.0       15.0      14.6       13.8
                                        -----      -----     -----      -----
Operating income (loss)                  (2.4)       4.5       0.2        4.6
Interest expense, net                     1.7        2.1       1.6        1.9
Provision for (benefit from) taxes       (1.7)       1.0      (0.6)       1.1
                                        -----      -----     -----      -----
Net income (loss)                        (2.4)%      1.4%     (0.8)%      1.6%
                                        =====      =====     =====      =====

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

REVENUES

         Total revenues increased approximately $10.9 million, or 6.6%, from $165.5 million for the third quarter of fiscal 2000 to $176.4 million for the third quarter of fiscal 2001. Truck operations contributed approximately $6.7 million of this increase, with revenues increasing 15.8% from $42.4 million to $49.1 million. Agricultural operations contributed approximately $13.9 million of the overall increase in revenues, with revenues increasing 45.4% to $44.5 million in the third quarter of fiscal 2001. Agricultural revenues are increasing in all areas primarily attributable to the Company's gains in market share and a stabilizing agricultural economy particularly in the Midwest. These increases were partially offset by a decrease in construction revenues and by the sale of the Company's construction equipment rental operations at the end of fiscal 2000. Construction revenues decreased approximately $1.8 million, or 2.2%, from $83.1 million to $81.3 million. The decrease is due to continuing competitive pressures and a current decline in unit market potential, offset to some extent by the Company's gains in market share. Construction equipment rental operations had revenues of $7.7 million during the third quarter of fiscal 2000. Financial services revenues decreased approximately 11.8% to $1.5 million. Fewer loan and lease originations due to lower construction revenues, along with increased interest rates and a tightening credit environment contributed to the change.

         Equipment and truck sales increased approximately $14.7 million, or 13.5%, from $108.6 million for the third quarter of fiscal 2000 to $123.3 million for the third quarter of fiscal 2001. Truck sales increased approximately $5.8 million, or 17.9%, from $32.5 million to $38.3 million. Agricultural equipment sales increased approximately $12.7 million, or 72.2%, from $17.6 million to $30.3 million. Construction equipment sales decreased approximately $2.8 million, or 4.9% to $54.7 million. In addition, equipment sales decreased approximately $1.0 million as a result of the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

         Parts and service revenues increased approximately $2.6 million, or 5.6%, from $46.4 million for the third quarter of fiscal 2000 to $49.0 million for the third quarter of fiscal 2001. Truck operations contributed approximately $900,000 of the increase as revenues grew 9.1% to $10.8 million. Agricultural operations contributed an increase of $1.0 million, or 8.6%, as revenues increased to $12.7 million. Parts and service revenues from construction operations increased approximately $1.0 million, or 4.1%, to $25.5 million. The sale of the Company's construction equipment rental operations at the end of fiscal 2000 reduced parts and service revenues by approximately $300,000.

         Rental revenues were $2.6 million in the third quarter of fiscal 2001 compared to $8.8 million for the third quarter of fiscal 2000, a decrease of $6.2 million, or 70.5%, primarily attributable to the sale of the Company's construction equipment rental operations at the end of fiscal 2000.

GROSS PROFIT

         Gross profit for the third quarter of fiscal 2001 was $24.1 million, or 13.6% of total revenues, compared to $32.2 million, or 19.5% of total revenues, for the third quarter of fiscal 2000, a decrease of $8.1 million, or 25.2%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Construction margins continue to decline due to competitive pressures as the Company, along with our competitors, attempt to capture a share of a declining market potential. Truck margins continue to experience pressures due to high used truck inventory levels throughout the industry and declining demand primarily attributable to higher fuel prices and interest rates. Both construction and truck margins also were affected by wholesale sales to reduce inventory levels to correlate to the current market environments. Financial services also experienced margin tightening due to increased interest rates and a tightening credit environment. Another contributing factor to the decrease in gross profit was that construction equipment rental operations, which generally provided higher gross margins, were sold at the end of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the third quarter of fiscal 2001 and 2000 were 16.0% and 15.0%, respectively. SG&A expenses increased approximately $3.3 million, from $24.8 million for the third quarter of fiscal 2000 to $28.1 million for the third quarter of fiscal 2001. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues. However, the Company has been experiencing higher than normal levels of SG&A expenses related to the consolidation and integration of the Company's acquired truck dealerships.

INTEREST EXPENSE

         Interest expense as a percent of total revenues decreased from 2.2% for the third quarter of fiscal 2000 to 1.8% for the third quarter of fiscal 2001. Interest expense decreased approximately $400,000, or 11.1%, from $3.6 million for the third quarter of fiscal 1999 to $3.2 million for the third quarter of fiscal 2001. Interest expense as a percentage of total revenues decreased, despite rising interest rates, primarily due to a decrease in the level of interest-bearing floorplan payables along with a lower level of long-term debt. This debt reduction resulted from the sale of the Company's construction equipment rental operations.

INCOME TAXES

         The estimated provision for (benefit from) income taxes as a percentage of pretax income (loss) for the third quarter of fiscal 2001 and 2000 was 40.7%.

NET INCOME

         The Company reported a net loss of $(4.2) million, or $(0.32) per share, for the third quarter of fiscal 2001, compared to net income of $2.3 million, or $0.18 per share, for the third quarter of fiscal 2000.

NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1999

REVENUES

         Total revenues increased approximately $22.5 million, or 4.3%, from $523.3 million for the first nine months of fiscal 2000 to $545.8 million for the same period of fiscal 2001. Truck operations contributed approximately $22.9 million of this increase, with revenues increasing 17.9% to $150.8 million. Agricultural operations contributed approximately $29.9 million of the overall increase in revenues, with revenues increasing 27.4% to $139.1 million in the first nine months of fiscal 2001. Agricultural revenues are increasing in all areas primarily attributable to the Company's gains in market share and an improving agricultural economy particularly in the Midwest. These increases were partially offset by a decrease in construction revenues and by the sale of the Company's construction equipment rental operations at the end of fiscal 2000. Construction revenues decreased approximately $8.3 million, or 3.2%, from $259.6 million to $251.3 million due to continuing competitive pressures and overall declining unit market potential which have been offset to some extent by the Company's gains in market share. The construction equipment rental operations had revenues of $21.1 million during the first nine months of fiscal 2000. Financial services revenues decreased approximately 16.4% to $4.6 million. Lower loan and lease originations due to lower construction and material handling revenues, along with increased interest rates and a tightening credit environment contributed to the decrease.

         Equipment and truck sales increased approximately $32.6 million, or 9.0%, from $361.2 million for the first nine months of fiscal 2000 to $393.8 million for the first nine months of fiscal 2001. Truck sales increased approximately $17.0 million, or 16.6%, to $119.2 million. Agricultural operations contributed approximately $27.3 million of increased equipment sales, increasing 37.7% to $99.7 million. Construction equipment sales decreased approximately $9.5 million, or 5.2% to $174.9 million. In addition, equipment sales decreased approximately $2.2 million as a result of the sale of the Company's construction equipment rental operations.

         Parts and service revenues increased approximately $9.4 million, or 7.1%, from $131.6 million for the first nine months of fiscal 2000 to $141.0 million for the first nine months of fiscal 2001. Truck operations contributed approximately $5.9 million of the increase as revenues grew 23.0% from $25.7 million to $31.6 million. Agricultural operations contributed an increase of $2.9 million, or 8.8%, as revenues increased to $35.8 million. Parts and service revenues from construction operations increased 1.8%, or $1.3 million, to $73.6 million. Offsetting these increases, parts and service revenues decreased approximately $700,000 for the first nine months of fiscal 2001 as a result of the sale of the Company's construction equipment rental operations.

         Rental revenues were $6.4 million for the first nine months of fiscal 2001 compared to $25.0 million for the first nine months of fiscal 2000, a decrease of $18.6 million, or 74.4%, primarily attributable to the sale of the Company's construction equipment rental operations.

GROSS PROFIT

         Gross profit for the first nine months of fiscal 2001 was $81.0 million, or 14.8% of total revenues, compared to $96.1 million, or 18.4% of total revenues, for the first nine months of fiscal 2000, a decrease of $15.1 million, or 15.7%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. As truck revenues expand as a percentage of the total revenues, gross margins tend to decline as a percentage of sales. Construction margins continue to experience pressures due to competitive pressures as the Company, along with our competitors, attempt to capture a share of a declining market potential. Truck margins continue to experience competitive pressures due to high used truck inventory levels throughout the industry and declining demand primarily attributable to higher fuel prices and interest rates. Both construction and truck margins were affected by wholesale sales to reduce inventory levels to correlate to the current market environments. Financial services also experienced margin declines due to interest rate increases and a tightening credit environment. Another contributing factor to the decrease in gross profit was the sale of the construction equipment rental operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the first nine months of fiscal 2001 and 2000 were 14.6% and 13.8%, respectively. Total SG&A expenses increased approximately $7.7 million, from $72.0 million for the first nine months of fiscal 2000 to $79.7 million for the first nine months of fiscal 2001. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations, and lower for equipment and truck sales than for parts and service and rental revenues. However, the Company has been experiencing higher than normal levels of SG&A expenses related to the consolidation and integration of the Company's acquired truck dealerships.

INTEREST EXPENSE

         Interest expense as a percentage of total revenues decreased from 2.0% for the first nine months of fiscal 2000 to 1.8% for the first nine months of fiscal 2001. Interest expense decreased approximately $1.1 million, or 10.3%, to $9.6 million for the first nine months of fiscal 2001. Interest expense as a percentage of total revenues decreased, despite rising interest rates, primarily due to a decrease in the level of interest-bearing floorplan payables along with a lower level of long-term debt. This debt reduction resulted from the sale of the Company's construction equipment rental operations.

INCOME TAXES

         The estimated provision for (benefit from) income taxes as a percentage of pretax income (loss) for the first nine months of fiscal 2001 and 2000 was 40.7%.

NET INCOME

         The Company reported a net loss of $(4.6) million, or $(0.35) per share, for the first nine months of fiscal 2001, compared to net income of $8.3 million, or $0.63 per share, for the first nine months of fiscal 2000.

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

         During the quarter, the scheduled maturity date of the Deere Credit facility was extended for one year maturing at the end of the Company's third fiscal quarter of fiscal 2002. During the second fiscal quarter, Bank of America informed the Company that it was exiting the business of lending to equipment distributors and therefore would not be renewing its commitment at the November 20, 2000 expiration date. Subsequent to the end of the third quarter, the Company has requested and received a 45 day extension of this credit facility and has voluntarily reduced the commitment by Bank of America from $20 million to $14 million. The Company has capacity and is prepared to repay this facility on or before its maturity date of January 5, 2001 by using other existing floor plan financing and credit agreements. As of the date of this filing, the balance outstanding under the Bank of America credit facility totaled $9.5 million. The Company has also extended its credit facilities with Ag Capital for an additional year with a maturity date of December 1, 2001.

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

         The Company has available lines of credit totaling $25.0 million with varying maturity dates through December 1, 2001 and with variable interest rates based on LIBOR and the prime rate. The Company had approximately $9.2 million of unused availability relating to these lines of credit at October 31, 2000. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $47.9 million at October 31, 2000. Excluding the Bank of America credit facility which will mature on January 5, 2001, the Company's unused credit commitments would have been $27.9 million. Although the Company's credit availability is lower than past levels, the Company has sufficient credit availability from its manufacturers. The Company generally has not utilized manufacturer financing, except for the interest-free terms, as financing from manufacturers is generally at a higher cost of funds than the Company's current credit commitments.

         The Company periodically reviews the terms of its financing with its lenders, including the interest rate. For the first nine months of fiscal 2001 and 2000 the average interest rate under interest-bearing floor plan financing was approximately 8.61% and 7.43%, respectively. As of October 31, 2000 the Company had outstanding floor plan payables of approximately $177.6 million, of which $146.2 million was then interest-bearing. The average interest rates on the Company's lines of credit during the nine months ended October 31, 2000 and 1999 were 9.01% and 7.99%, respectively. The Company will experience higher average interest rates in future periods as a result of interest rate increases over the last year, as well as, increased pricing on the Company's extended credit facilities.

          The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants as of October 31, 2000. In addition, the Company is in arbitration with John Deere Construction Equipment Company (JDCEC) regarding JDCEC's contention that the Company violated of two of the Company's dealership agreements giving JDCEC the right to terminate the agreements. The alleged violations of the Company's dealership agreements are listed as an event which if true would constitute a default under the credit facility with Deere Credit. The Company has received written confirmation from Deere Credit that these alleged violations will not constitute a default unless the arbitration panel determines that the Company violated the dealer agreements.

         Cash provided by operating activities during the first nine months of fiscal 2001 was $3.4 million. The cash generated by operating activities primarily resulted from depreciation and amortization, and reduced inventory levels partially offset by increases in trade receivables and reduced levels of payables. Cash provided by operating activities for the first nine months of fiscal 2000 was $12.0 million, that primarily resulted from net income, depreciation and amortization, and increases in floor plan financing which was partially offset by increases in trade receivables and inventories.

         Cash used for investing activities during the first nine months of fiscal 2001 was $6.3 million, which was primarily related to purchases of agricultural rental equipment, purchases of property and equipment and the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. Cash used for investing activities during the first nine months of fiscal 2000 was $10.9 million, which was primarily related to acquisitions and the purchase of property and equipment.

         Cash provided by financing activities during the first nine months of fiscal 2001 was $1.2 million. The primary source of cash from financing activities was increases in the Company's operating lines, partially offset by net payments of long-term debt. During the first nine months of fiscal 2000, cash provided by financing activities was $2.5 million, primarily resulting from proceeds from issuance of long-term debt and increases in operating lines and short-term payables used to fund increased accounts receivable.

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

         The Company and its construction equipment division filed suit on October 23, 2000, in United States District Court, District of North Dakota, against Credit Suisse First Boston Corporation and Credit Suisse First Boston Equity Partners, L.P. (individually and collectively "CSFB") alleging that CSFB violated Section 1 of the Sherman Act by conspiring with John Deere Construction Equipment Company and Nortrax, L.L.C. to unreasonably restrain trade in the purchase of John Deere Construction Equipment dealerships. The suit also alleged CSFB breached its fiduciary duty as lead underwriter and financial advisor to RDO, intentionally and improperly interfered and conspired to interfere with RDO's prospective business relationships, conspired with John Deere Construction Equipment Company and Nortrax, L.L.C. to commit unfair competition, and has engaged in a civil conspiracy with these same parties to commit unlawful acts or lawful acts by unlawful means, thereby injuring RDO. The suit seeks unspecified damages. On November 30, 2000, CSFB filed a motion to stay the proceedings pending arbitration or, alternatively, to dismiss the complaint. CSFB has also filed a request for oral arguments relating to its motion to stay and/or dismiss the complaint.

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


                                              RDO EQUIPMENT CO.
                                              (Registrant)

Date:  December 11, 2000                      By:  /s/ Thomas K. Espel
                                                   -----------------------------
                                                   Thomas K. Espel
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                  EXHIBIT INDEX

ITEM NO.          ITEM                                       PAGE OF THIS REPORT
--------          ----                                       -------------------

10.1     RDO Agriculture Equipment Co. and                            21
         RDO Construction Equipment Co.
         Addendum to Amended and Restated Loan
         Agreement with John Deere Construction
         Equipment Company, Deere Credit, Inc.,
         and John Deere Company

10.2     RDO Equipment Co. Credit Agreement with                      23
         Ag Capital Company

10.3     RDO Material Handling Co. Credit Agreement                   51
         with Ag Capital Company

10.4     RDO Financial Services Co. Credit Agreement                  71
         with Norwest Bank North Dakota, N.A. and Ag
         Capital Company

20.1     Letter to the Shareholders Third Quarter                    105
         Report Fiscal 2001

27.1     Financial Data Schedule                                     107