Form 10-K405
period 2001-01-31
RDO EQUIPMENT CO
filed 2001-05-01
CIK 1023902

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

          Securities registered pursuant to Section 12(b) of the Act:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
         Name of exchange on which registered: NEW YORK STOCK EXCHANGE
        Securities registered pursuant to Section 12(g) of the Act: NONE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       The aggregate market value of common equity held by persons other than directors and officers was approximately $17 million as of March 31, 2001, based on the last reported sale price at that date reported by the New York Stock Exchange. At that date, 5,731,008 shares of Class A Common Stock and 7,450,492 shares of Class B Common Stock were outstanding for a total of 13,181,500 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual meeting to be held on June 5, 2001 ("Proxy Statement") are incorporated by reference in Part III.

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

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

           The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. At the end of fiscal 2001, the Company operated 53 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include one of the largest network of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America.

           Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 36% of the Company's sales in fiscal 2001. No other supplier accounted for more than 10% of the Company's new product sales in fiscal 2001. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

           For the fiscal year ended January 31, 2001, the Company's revenues were generated from the following areas of business:

                  New equipment and truck sales.....................  54%
                  Used equipment and truck sales....................  17%
                  Product support (parts and service revenues)......  27%
                  Equipment rental..................................   1%
                  Financial services................................   1%

           The Company was incorporated in April 1968 and re-incorporated in Delaware in January 1997. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this Form 10-K include its subsidiaries.

           The Company's business is organized, managed, and internally reported as a single segment. Business line sales information is contained in Note 14 of the Company's financial statements on pages 50 and 51 of this report and is incorporated in this item by reference.

           During fiscal 2001, the Company was affected by various economic conditions in all operating segments. The Company's agricultural operations, adversely affected by a deteriorating agricultural economic climate during fiscal 2000, showed signs of stability particularly in the Midwest. Higher interest rates and a general economic slowdown, particularly in the second half of the year affected the Company's construction operations. These conditions provided for increased competitive pressures and a decline in unit market potential in the Company's operating regions. During the year, the Company reduced the work force of its construction operations to correlate with anticipated levels of construction operations. The Company's truck operations were adversely affected by higher fuel prices, driver shortages, interest rates and inventory levels of used trucks in the industry. Due to these factors, the Company approved a comprehensive plan to restructure management and to divest itself of its entire truck division except for its North Dakota stores that have been consistently profitable through the years. As a result of this plan, the Company sold its truck dealership in Roseville, Minnesota and began aggressively pursuing buyers for its truck operations in Dallas and Fort Worth, Texas and Riverside, California. These actions are intended to allow the Company to operate fewer business lines and focus on its core business lines.

CONSTRUCTION EQUIPMENT OPERATIONS

           The Company estimates that North American retail sales of new construction equipment in its target product market in calendar 2000 totaled over $7 billion. Deere is one of the leading suppliers of construction equipment in North America for light to medium applications and offers a broad array of products. The Company believes Deere has approximately 93 construction dealers who operate approximately 413 main stores and sales and service centers in North America. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products.

           The Company believes it is one of the largest Deere construction equipment dealers in North America, both in number of stores and total purchases, accounting for approximately seven percent of Deere's North American construction equipment sales in calendar 2000. As of the end of fiscal 2001, the Company operated 25 Deere construction equipment stores located in metropolitan areas in Arizona, Southern California, Minnesota, Montana, North Dakota, South Dakota and Central Texas.

           Customers of the Company's construction equipment stores are diverse and include contractors for both residential and commercial construction, utility companies, and federal, state and local government agencies. The Company's stores provide a full line of equipment for light to medium size applications and related product support to their customers. Primary products include John Deere backhoes, excavators, crawler dozers and four-wheel-drive loaders. More recently, the Company began handling new products being introduced into the market by Deere including articulated dump trucks, large excavators, compact excavators, and large construction dozers. The Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment primarily taken as trade-ins.

           The Company's construction equipment stores are located in areas with significant construction activity, including Austin, Dallas/Fort Worth, southeastern Los Angeles, Minneapolis/St. Paul, Phoenix, San Antonio and San Diego. Each construction equipment store displays a broad array of new and used equipment and has a series of fully equipped service bays to provide on-site service and maintenance of construction equipment and well equipped service trucks are maintained to handle in-the-field customer services.

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

AGRICULTURAL EQUIPMENT OPERATIONS

           The Company estimates that North American retail sales of new agricultural equipment in its target product market in calendar 2000 totaled over $10 billion. Deere is the leading supplier of agricultural equipment in North America. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. The Company believes Deere has approximately 1,200 agricultural dealers that operate approximately 1,600 stores and parts and service centers in North America.

           The Company believes it is the largest Deere agricultural equipment dealer in North America, both in number of stores and total purchases, accounting for approximately 1.4 percent of Deere's North American sales of agricultural equipment, parts and attachments in calendar 2000. As of the end of fiscal 2001, the Company operated 14 Deere agricultural equipment stores located in Arizona, Southern California, Minnesota, North Dakota, South Dakota and Washington.

           The Company's agricultural equipment stores are a full-service supplier to farmers, offering a broad range of farm equipment and related products for the crops grown in each of their areas. As a result of the customer mix and Deere's product offering, the core products include combines, tractors, planting equipment and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. Certain locations also have the commercial work-site products dealer agreement with John Deere Company, offering Deere skid steer products. The sale of new Deere agricultural equipment is the primary focus of the Company's agricultural equipment sales and accounts for a majority of new equipment sales. A wide variety of additional agricultural equipment lines, which complement the Deere products, are also offered according to local market demand. The agricultural stores also sell used equipment, generally acquired as trade-ins.

           The agricultural equipment stores are located in areas with significant concentrations of farmers and typically serve customers within a 25 to 50 mile radius. Each store displays a broad array of new and used equipment and has fully-equipped service bays to provide on-site service and maintenance of agricultural equipment.

           The Company also conducts an agricultural equipment rental business in California that it acquired during fiscal 1999. The Company believes that the agricultural equipment rental business is a growing trend being driven primarily by agricultural customers that are increasingly outsourcing their equipment needs. Outsourcing allows producers to reduce their investment in non-core assets and to convert equipment costs from fixed to variable, especially in the western, southwestern and south central regions of the United States. The Company believes that its dealerships and rental operations complement and support each other.

TRUCK OPERATIONS

           The Company estimates that North American retail sales of heavy-duty trucks in calendar 2000 exceeded $10 billion. Mack Trucks, Inc. ("Mack") and Volvo AB ("Volvo") are leading suppliers of heavy-duty trucks in North America. The Company believes Mack has approximately 129 dealers that operate approximately 263 locations in the United States, while Volvo has approximately 128 dealers that operate approximately 204 locations in the United States. Each Mack or Volvo truck dealer is assigned designated geographical areas of responsibility within which it has the right to sell new trucks made by the truck manufacturer.

           The Company currently operates Mack truck centers in Fargo and Grand Forks, North Dakota. Its Volvo truck centers are located in Riverside, California; Fargo and Grand Forks, North Dakota; and Dallas, Ft. Worth and Waco, Texas. The Company's truck centers in Fargo, Grand Forks, Dallas and Riverside also sell and service GMC trucks; and its stores in Fargo, Grand Forks and Fontana handle Isuzu trucks. The Company also conducts a used truck operation in Fontana, California. The Company's truck centers are located in high truck traffic areas on or near major highways.

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

MATERIAL HANDLING EQUIPMENT OPERATIONS

           The Company estimates that North American retail sales of lift trucks in its target product market in calendar 2000 totaled approximately $5 billion. Hyster Company (part of the material-handling group of NACCO Industries, Inc.) ("Hyster") is a leading supplier of lift trucks in North America. The Company believes Hyster has approximately 50 geographic sales territories with approximately 200 stores in North America. Each Hyster dealer is assigned designated geographical areas of responsibility within which it has the right to sell new Hyster lift trucks and parts. The Company is the designated Hyster lift truck dealer for the upper Midwest - Minnesota, Nebraska, North Dakota, South Dakota, western Iowa and northwestern Wisconsin.

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

           The Company conducts its material handling operations from nine locations in the upper Midwest of which five locations are dedicated solely to material handling equipment. The other locations consist of several of the Company's agricultural and construction equipment stores in Minnesota and North Dakota. Each store displays a variety of equipment for sale or rent, and has fully-equipped service bays to provide on-site service and maintenance. Full service trucks also provide mobile service to customers on site at their businesses. Customers include commercial, manufacturing, trucking and warehousing businesses, some of which have fleets of material handling equipment to be maintained.

USED EQUIPMENT AND TRUCKS

           The Company believes that an integral part of its operations is the handling of used equipment and trucks. Accordingly, each of the Company's divisions has established a management team to assist in the valuation and sale of used products that the Company receives in trade and assist in the purchase of used products for sale or rent by its dealerships. These activities include the purchase and remarket on the open market of used equipment manufactured by companies other than Deere such as Caterpillar Inc. ("Caterpillar"), Komatsu Corporation ("Komatsu") and Volvo.

PARTS AND SERVICE

           The Company's stores offer a broad range of replacement parts and fully equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service is increasingly important to its ability to attract and retain customers for its operations. Each store includes service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company. The construction equipment stores located in Dallas, Texas; Minneapolis, Minnesota; and Riverside, California also operate undercarriage shops for all makes and sizes of crawler equipment.

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

           The Company believes that there is a growing trend in the equipment and truck distribution business toward selling new and used products with financing and service contracts. In addition, financing incentives are an important element in the Company's selling efforts. Many customers want to purchase products from retailers who can also provide financing and other products and services of the types being offered by the Company.

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

           Floor plan financing from Deere and Deere Credit Services, Inc. ("Deere Credit") represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Volvo Commercial Finance LLC The Americas ("Volvo Finance"), General Motors Acceptance Corporation ("GMAC"), and Associates Commercial Corporation ("The Associates"). Rental equipment on- and off-balance sheet financing is primarily provided by Deutsche Financial Services Corporation ("Deutsche Financial") and Deere Credit. All lenders generally receive a security interest in the inventory or rental equipment being financed.

CUSTOMER FINANCING OPTIONS

           Financing options for customer purchases support the sales activities of the Company. Financing for purchases by the Company's customers are available through programs offered by the Company's finance subsidiary, by manufacturer-sponsored sources (such as Deere Credit) and by major finance companies (such as The Associates). The Company's finance subsidiary coordinates arrangements for most of the Company's customers who request financing. The Company does not grant extended payment terms.

PRODUCT WARRANTIES

           The manufacturer generally provides warranties for new products and parts. The term and scope of these warranties vary greatly by manufacturer and product. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used products "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. The Company also sells a warranty product offered by Deere on new and used equipment. The Company itself has not generally provided additional warranties.

COMPETITION

           The Company's construction equipment stores compete with distributors of equipment produced by manufacturers other than Deere, including Caterpillar, CNH Global N.V. ("CNH") and Komatsu. The Company also faces competition from distributors of manufacturers of specific types of construction equipment, including JCB backhoes, Kobelco excavators, and Bobcat skid loaders. The Company's agricultural equipment stores compete with distributors of equipment from suppliers other than Deere, including Agco Corporation, Caterpillar and CNH. The Company's agricultural equipment stores also compete with other Deere agricultural dealerships. Competing Deere agricultural stores may be located in close proximity to the Company's agricultural equipment stores.

           The Company's equipment rental operations compete with equipment rental companies and dealers. Equipment rental businesses generally make available for short-term rent used equipment manufactured by the foregoing manufacturers, including those who are suppliers to the Company.

           The Company's truck centers compete with distributors of trucks produced by manufacturers other than Mack and Volvo, including Daimler Chrysler AG (Freightliner and Sterling), Ford Motor Co., Navistar International Corp. and Paccar Inc. (Peterbilt and Kenworth). The Company's material handling stores compete with distributors of lift trucks produced by manufacturers other than Hyster. Competitors include Clark Material Handling Company, Crown Equipment Corporation, Nissan Motor Co., Toyota Motor Corp., another division of the NACCO material handling group (Yale), and equipment rental companies that rent aerial and high-reach man lifts, lift trucks and other material handling equipment.

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

BACKLOG

           In the current economic environment affecting all of the Company's operating segments, all equipment and trucks are readily available from the Company's manufacturers and there is no backlog of orders, which will not be filled in fiscal 2002.

AGREEMENTS WITH MANUFACTURERS

           DEERE CONSTRUCTION DEALER AGREEMENTS. The Company has agreements with Deere which authorize the Company to act as a dealer of Deere construction, utility and forestry equipment (the "Construction Dealer Agreements"). The Company's areas of responsibility for the sale of Deere construction equipment are: (i) in the Midwest: most of Minnesota, Montana, North Dakota and South Dakota, and small portions of Iowa and Wyoming; (ii) in the Southwest: Arizona and part of Southern California; and (iii) in the South Central: Central Texas, including the Austin, Dallas-Fort Worth and San Antonio metropolitan areas.

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

           DEERE DEALERSHIP AGREEMENTS - OTHER PROVISIONS. The Company operates its Deere construction and agricultural stores pursuant to its agreements with Deere, including Deere's customary construction or agricultural dealership agreements for each of the Company's construction areas of responsibility and agricultural store locations. These agreements impose a number of restrictions and obligations on the Company with respect to its operations, including a prohibition on carrying construction products, which are competitive with Deere products, and an obligation to maintain suitable facilities. In addition, the Company must provide competent management, actively promote the sale of Deere equipment in the Company's designated areas of responsibility, fulfill the warranty obligations of Deere, provide service and maintain sufficient parts inventory to service the needs of its customers. The Company must also maintain inventory in proportion to the sales potential in each of the Company's designated areas of responsibility, maintain adequate working capital, and maintain stores only in authorized locations. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. There can be no assurance that any such consent will be given by Deere. In addition, Deere has the right to have input into the selection of the Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. With respect to the Company, the Company's Deere construction equipment dealerships (construction operations), and the Company's agricultural equipment dealerships (agricultural operations), a minimum equity-to-asset ratio of 25% must be maintained. As of January 31, 2001, the equity-to-asset ratio for the Company, construction operations, and agricultural operations were 30%, 31%, and 39%, respectively. The Company is prohibited from paying any dividends and may not effect any stock repurchase. The Company may not repay or discharge its indebtedness for any subordinate loans, make any other distributions to owners, make acquisitions or initiate new business without complying with certain financial ratios related to minimum equity-to-assets levels and tangible net worth ratios before and after such actions. In the event of Mr. Offutt's death, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

           The Company's Deere dealer appointments are not exclusive. Deere could appoint other dealers in close proximity to the Company's existing stores. Deere can reduce the areas of responsibility assigned to the Company's construction equipment dealerships upon 120 days prior written notice. In addition, the dealer agreements can be amended at any time without the Company's consent, so long as the same amendment is made to the dealer agreements of all other Deere dealers. Deere also has the right to sell directly to federal, state or local governments, as well as national accounts. To the extent Deere appoints other dealers in the Company's markets, reduces the areas of responsibility relating to the Company's construction equipment stores, or amends the dealer agreements or directly sells substantial amounts of equipment to government entities and national accounts, the Company's results of operations and financial condition could be adversely affected

           DEERE INDEMNIFICATION AGREEMENT. Some time after the Company's initial public offering, Deere advised the Company that it was requiring Deere dealerships to sign an indemnification agreement before "going public". Deere also informed the Company that it would not be willing to consider possible future acquisitions of Deere dealerships by the Company unless and until the Company signed such an agreement. After prolonged discussions and negotiations, the Company signed an indemnification agreement in March 2000. In general, this agreement provides that the Company will indemnify Deere (and its directors, officers, employees and agents) from and against lawsuits and other proceedings commenced by shareholders of the Company and by governmental agencies arising from (a) the registration, listing, offer, sale, distribution or resale of any security of the Company, (b) an untrue statement or omission, whether actual or alleged, in connection with any security of the Company, or (c) an allegation that Deere is a "controlling person" of the Company within the meaning of federal securities laws. The Company will pay, or reimburse Deere for, any judgments, penalties, expenses and other losses resulting from any such lawsuit or other proceeding. The Company has no obligation to indemnify Deere with respect to any judgment rendered against Deere as a result of Deere's own intentional or reckless misconduct or as a result of an untrue written statement of fact signed by an officer of Deere.

           RELEASE AND COVENANT NOT TO SUE. Related to the settlement of legal proceedings with John Deere Construction Equipment Company. ("JDCEC") (see Item
3. "Legal Proceedings" of this Form 10-K), the Company signed a Release and Covenant not to Sue agreement. The agreement states the Company and Mr. Offutt, on behalf of themselves, their successors and assigns, and on behalf of any person or entity claiming by, through, or on behalf of any of them, hereby:

           1. release and forever discharge JDCEC, its successors, and its present, former and future assigns, directors, officers, agents, servants, and employees, and all other persons or entities in any way affiliated with any of them (the "Released Parties"), of and from any and all actions, claims, demands, liabilities, rights, or causes of action, of whatsoever kind or nature, either in law or in equity, whether known or unknown, discovered or undiscovered, which the Company or Mr. Offutt may now have or which hereafter may arise, whether from prior or from future conduct, in any way arising out of or pertaining to the Market Potential Limitation (see part b. of "Certain Important Factors", "Growth Through Acquisitions and Store Openings" of this Form 10-K, for definition), including, without limitation, and disapproval or withholding of approval, by JDCEC, of an acquisition, merger, or other transaction which would result in noncompliance with the Market Potential Limitation; and

           2. covenant that they will not, collectively or individually, bring, commence, maintain, or prosecute any action at law, proceeding in equity, arbitration proceeding, or other legal proceeding whatsoever, or assist any other person or entity in so doing, against any Released Party based in whole or in part on any action, claim, demand, liability, right, or cause of action released hereby.

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

EMPLOYEES

           As of January 31, 2001, the Company employed 1,429 full-time employees. Of this number, 31 employees were located at the Company's corporate offices and employed in corporate administration. The remaining employees were involved in the Company's operations: 757 in construction operations, 244 in truck operations, 365 in agriculture operations, and 32 in financing and related services. None of the Company's employees are covered by a collective bargaining agreement.

CERTAIN IMPORTANT FACTORS

           In addition to the matters discussed above or included from time to time in filings with the Securities and Exchange Commission, there are important factors that could cause the Company's future results to differ materially from those anticipated or planned by the Company or which are reflected in any forward-looking statement which may be made by or on behalf of the Company. Some of these important factors (but not necessarily all important factors) include the following:

           EFFECTS OF DOWNTURN IN GENERAL ECONOMIC CONDITIONS, CYCLICALITY, SEASONALITY AND WEATHER. The Company's business, and particularly the sale of new equipment and trucks, is dependent on a number of factors relating to general economic conditions worldwide and locally. Such factors include agricultural industry cycles, construction spending, federal, state and local government spending on highways and other construction projects, housing starts, interest rate fluctuations, fuel prices, economic recessions, customer business cycles, and customer confidence in the economy. Accordingly, any general downward economic pressures, or adverse cyclical trends may materially and adversely affect the Company's financial condition and results of operations.

           The ability to finance affordable purchases, of which the interest rate charged is a significant component, is an important part of a customer's decision to purchase equipment or a truck. Interest rate increases may make equipment and truck purchases less affordable for customers and, as a result, the Company's revenues and profitability may decrease. To the extent the Company cannot pass on to its customers the increased costs of its own inventory financing resulting from increased interest rates, its net income also may decrease. Similarly, the number of housing starts is especially important to sales of construction equipment, and fuel prices can significantly affect truck operations. As a result of the foregoing, the Company's results of operations have fluctuated in the past and are expected to fluctuate in the future.

           The Company generally experiences lower revenue levels during the first and fourth quarters of each fiscal year due to the crop growing season, winter weather conditions in the Midwest, and a general slowdown in construction activity at the end of the calendar year. Typically, farmers purchase agricultural equipment immediately prior to planting or harvesting crops, which occurs during the Company's second and third fiscal quarters, especially in the Midwest. As a result, sales of agricultural equipment may be somewhat lower in the first and fourth fiscal quarters. Winter weather in the Midwest also limits construction to some degree and, therefore, also typically results in lower sales of construction equipment in the first and fourth fiscal quarters.

           The Company's results of operations have been and are expected to be affected by weather. Climatic phenomena such as La Nina and El Nino, and severe weather such as extreme cold and snowfall in the winter and major flooding in the spring or summer, can adversely impact the agricultural and construction activity. The results may include delayed delivery and servicing of equipment or decreased demand for the Company's products and services and a corresponding delay or loss in revenues. To the extent adverse weather occurs, the Company's results of operations and financial condition could be adversely affected.

           DEPENDENCE ON DEERE. The Company is an authorized dealer of Deere construction and agricultural equipment, consumer products and parts in its Deere designated areas of responsibility and store locations. A substantial portion of the Company's new equipment sales represents sales of new equipment supplied by Deere and a substantial portion of the Company's sales from parts and service also are directly related to Deere equipment. The Company depends on Deere for floor plan financing to finance a substantial portion of its inventory. In addition, Deere provides a significant percentage of the financing used by the Company's customers to purchase Deere equipment from the Company. Deere also provides incentive programs and discounts from time to time, which enable the Company to price its products more competitively. In addition, Deere conducts promotional and marketing activities on national, regional and local levels. The Company believes its success depends, in significant part, on: (i) the overall success of Deere; (ii) the availability and terms of floor plan financing and customer financing from Deere; (iii) the incentive and discount programs provided by Deere and its promotional and marketing efforts for its construction and agricultural products; (iv) the goodwill associated with Deere trademarks; (v) the introduction of new and innovative products by Deere; (vi) the manufacture and delivery of competitively-priced, high-quality equipment and parts by Deere in quantities sufficient to meet the requirements of the Company's customers on a timely basis; and (vii) the quality, consistency and management of the overall Deere dealership system. If Deere does not provide, maintain or improve any of the foregoing, there could be a material adverse effect on the Company's results of operations.

           DEERE TERMINATION RIGHTS. Under agreements with Deere, Deere has the right to terminate the Company's dealer appointments immediately if Ronald D. Offutt, the Company's Chairman, Chief Executive Officer and principal stockholder, ceases to: (i) own or control a minimum percentage of the outstanding voting power, 50 percent in relation to agricultural operations and 30 percent in relation to construction operations, or whatever greater percentage is required to control corporate actions that require a stockholder vote; and (ii) own Common Stock representing a minimum percentage of the Company's shareholders' equity, 35 percent in relation to agricultural operations and 30 percent in relation to construction operations. Deere also has a right to terminate the Company's dealer appointments in the event of Mr. Offutt's death; however, Deere cannot exercise this right to terminate if at that time: (i) there is in place an ownership succession plan approved by Deere;
(ii) the Company and Deere have identified events which would thereafter constitute changes of control of the Company entitling Deere to terminate the dealer appointments; (iii) the Company and each of its Deere stores are under continuing management acceptable to Deere; (iv) there is no existing breach and no grounds for termination exist with respect to any of the Company's agreements with Deere, including the ownership requirements; and (v) Deere in its sole discretion has determined that each of the Company's Deere areas of responsibility and store locations justifies the continuation of the Deere appointment for such area or location.

           In the event of Mr. Offutt's death or change in control without Deere's consent, Deere thereafter has the right to terminate the Company's dealer appointments. A "change of control" is defined for these purposes as: (i) the sale, lease, exchange or other transfer of substantially all of the Company's assets; (ii) a merger, consolidation, reorganization or similar transaction in which the Company's stockholders do not own more than 50 percent of the voting power of the surviving entity (provided that if they own more than 50 percent but less than 80 percent of the voting power, the merger must be approved by a majority of the directors who were directors at the time of Mr. Offutt's death or subsequent directors whose election has been approved by existing directors ("Continuity Directors")); (iii) a vote by the stockholders to approve a transaction set forth in (i) or (ii), (iv) the acquisition by a person other than Mr. Offutt or his heirs of 50 percent or more of the voting power of the Company (20 percent if such acquisition has not been approved by a majority of the Continuity Directors); (v) a change in the corporate executive officers without Deere's approval; or (vi) if Continuity Directors cease to constitute a majority of the Company's Board of Directors.

           In addition, Deere is entitled to terminate the Company's dealer appointments on one year's notice if the equity-to-assets ratio of the Company, the Company's construction operations, and the Company's agricultural operations, is below 25 percent as calculated by Deere based on the Company's fiscal year end audit. The Company has a right to cure such deficiency within 180 days of such fiscal year end.

           The Company's dealer appointments terminate immediately upon the commencement of the dissolution or liquidation of the Company or a sale of a substantial part of the business, change in the location of a dealership without Deere's prior written consent, or a default under any security agreement with Deere. The appointments also may be terminated upon the revocation or discontinuance of any guaranty of Mr. Offutt or the Company to Deere, unless replaced by a letter of credit acceptable to Deere.

         In addition, without regard to any subsequent attempts to cure, upon one year's written notice Deere may terminate agricultural dealer appointments for which the Company fails to submit acceptable business plans to Deere or to make meaningful progress toward the objectives in the business plans. Also without regard to any subsequent attempts to cure, upon 180 days written notice JDCEC can terminate construction dealer appointments for which the Company fails to make Meaningful Progress, as defined, with respect to a Performance Criterion, as defined, in any fiscal or calendar year. Deere can also terminate the Company's dealer appointments for cause or if Deere determines there is not sufficient market potential to support a dealership in a particular location or area of responsibility, may terminate upon prior written notice to the Company of 180 days for agricultural dealerships and one year's notice for construction dealerships.

           Any effort by Deere to terminate any of the Company's Deere dealer appointments may be subject to various legal rights to which the Company is entitled, including dealer protection statutes. Termination of certain or all of the Company's Deere dealer appointments could have a material adverse effect on the results of operations and financial condition of the Company. Any effort by Deere to terminate any of the Company's Deere dealer appointments could also have a material adverse effect on the results of operations and financial condition of the Company whether or not the Company prevails in any resulting lawsuit or other dispute resolution process.

           GROWTH BY ACQUISITIONS AND STORE OPENINGS. The Company's ability to grow through acquisitions of additional dealerships, stores or other businesses is dependent upon many important factors. Some of these important factors (but not necessarily all important factors) are:

           a. As discussed above, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere can withhold in its sole discretion. In addition, an acquisition of a Deere dealership or the opening of a new Deere store requires Deere's consent. From time to time since the Company's formation in 1968, Deere has withheld its consent to acquisitions proposed by the Company or by other Deere dealers expressing an interest in being acquired by the Company. There can be no assurance that Deere will approve any future acquisitions or store openings proposed by the Company.

           b. Deere has informed the Company there are limits to acceptable ownership concentration of Deere dealerships. The current restriction for consolidation of JDCEC dealerships with respect to the Company is 9.9% of the total market potential for Deere construction products in North America. Such market potential is measured as of the 12-month period ended January 31, 1997, or such other limitation, but not less than 9.9%, as determined by JDCEC in its sole discretion (Market Potential Limitation). The Company believes Deere's current restriction for consolidation by any one dealer of Deere agricultural dealerships is two to three percent of Deere's market potential in North America. Accordingly, there can be no assurance that Deere will approve acquisitions or store openings up to or beyond these levels.

           c. The ability to grow the Company through acquisitions or store openings is dependent upon (i) the availability of suitable acquisition candidates at an acceptable cost,
                      (ii) receiving the manufacturer's approval of acquisitions as required or appropriate, (iii) the Company's ability to compete effectively for available acquisition candidates, and (iv) the availability of capital to complete the acquisitions. There can be no assurance the Company can overcome these factors to complete future acquisitions or store openings.

           d. The Company could face risks commonly encountered with growth through acquisitions. These risks include incurring significantly higher than anticipated capital expenditures and operating expenses, and failing to assimilate the operations and personnel of acquired dealerships. Related risks include disrupting the Company's ongoing business, dissipating the Company's management resources, failing to maintain uniform standards, controls and policies, and impairing relationships with employees and customers as a result of changes in management. Realization of the full benefit of the Company's strategies, operating model and systems as to an acquired dealership may take several years. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent the Company does not successfully avoid or overcome the risks or problems related to acquisitions, the Company's results of operations and financial condition could be adversely affected. Acquisitions also could have a significant impact on the Company's financial position and capital needs, and could cause substantial fluctuations in the Company's quarterly and yearly results of operations. Acquisitions could include significant goodwill and intangible assets, resulting in substantial amortization charges to the Company that would reduce stated earnings.

           e. The Company has grown significantly in recent years and may continue to grow through acquisitions, opening new stores and internal growth. Management has expended, and may continue to expend, significant time and effort in evaluating, completing and integrating acquisitions, opening new stores, and supporting internal growth. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they may expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. If the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management, there could be a material adverse effect on the Company's financial condition and results of operations.

           SUBSTANTIAL INVENTORY FINANCING REQUIREMENTS, AND LENDING INDUSTRY CHANGES. The sale of equipment, trucks and parts requires substantial inventories to be maintained in order to facilitate sales to customers on a timely basis. As the Company grows, whether through acquisitions, opening new stores or internal growth, its inventory requirements will increase and, as a result, the Company's financing requirements also will increase. In the event that the Company's available financing sources are not sufficient to satisfy its future requirements, the Company would be required to obtain additional financing from other sources. While the Company believes that it could obtain additional financing or alternative financing if required, there can be no assurance that such financing could be obtained on commercially reasonable terms. To the extent such additional financing cannot be obtained on commercially reasonable terms, the Company's growth and results of operations could be adversely affected. In addition, consolidation among key lenders to the equipment industry and changes in such lenders directions could adversely affect the availability and pricing of funding for the Company's inventory financing needs.

           AVAILABLE FINANCING FOR CUSTOMERS. The sale of equipment, trucks and parts requires the availability of financing for customers. The Company has established multiple sources of financing for the customer, including the Company's finance subsidiary, RDO Financial Services Co., manufacturer-sponsored finance companies (e.g., Deere Credit and Volvo Finance) and major independent finance companies (e.g., The Associates). To the extent such financing cannot be obtained on reasonable terms, the Company's revenues and results of operations could be adversely affected.

           COMPETITION. The Company anticipates that its operations will continue to face strong, and perhaps increasing, competition. Some of these competitors may be larger and have substantially greater capital resources than the Company. The Company's Deere stores also compete to a degree with other Deere dealerships. Competition among distributors can be intense and is primarily based on the price, value, reputation, quality and design of the products offered by the dealer, the customer service and product support provided by the dealer, and the accessibility of stores. Although the Company believes that it is competitive in all of these categories, there can be no assurance that the Company will remain competitive in general or in any particular area in which the Company has operations. To the extent competitors of the Company's suppliers provide their distributors with more innovative and/or higher quality products, better pricing or more favorable customer financing, or have more effective marketing efforts, the Company's ability to compete and its financial condition and results of operations could be adversely affected. In addition, to the extent products sold by the Company are not as competitive or in demand as those of suppliers not used by the Company, the Company's results of operations could be adversely affected.

           Economic conditions worldwide can impact competition in the geographic areas where the Company does business. For example, a downturn in the economies of foreign countries could result in an increased supply of equipment in U.S. markets with a corresponding increase in competitive pressures such as lower equipment prices. To the extent the Company experiences increased competition, the Company's results of operations and financial condition could be adversely affected.

           DEPENDENCE ON INFORMATION TECHNOLOGY SYSTEMS. Our ability to monitor and control our operations depends to a large extent on the proper functioning of our information technology systems.

Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude and duration of the problem, adversely affect our business.

           DEPENDENCE UPON KEY PERSONNEL. The Company believes its success depends upon the continued services of Mr. Offutt. The loss of Mr. Offutt could materially and adversely affect the Company. The Company does not maintain key person life insurance on Mr. Offutt.

           THE FOREGOING FACTORS ARE NOT EXHAUSTIVE AND NEW FACTORS MAY EMERGE, OR CHANGES TO THE FOREGOING FACTORS MAY OCCUR, WHICH WOULD IMPACT THE COMPANY'S BUSINESS. THE COMPANY MAKES NO COMMITMENT TO REVISE FORWARD-LOOKING STATEMENTS, OR TO DISCLOSE SUBSEQUENT FACTS, EVENTS OR CIRCUMSTANCES THAT MAY BEAR UPON FORWARD-LOOKING STATEMENTS.

ITEM 2.    PROPERTIES.

           As of the end of fiscal 2001, the Company owned the real estate for seven of its stores and leased its executive offices, real estate for a potential dealership site and 21 stores from an Offutt Entity (as defined in Item 4A below). The Company also leased two administrative offices and 25 stores from unrelated third parties. Lease terms range from one to twelve years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.

           The Company's retail stores are located in the following states:

             -----------------------------------------
             Arizona                    7
             California                 6
             Minnesota                  8
             Montana                    2
             Nebraska                   3
             North Dakota              13
             South Dakota               4
             Texas                      8
             Washington                 2
             -----------------------------------------
             TOTAL LOCATIONS           53
             =========================================


ITEM 3.    LEGAL PROCEEDINGS.

           In late June 2000, the Company received written notice from JDCEC that, effective June 21, 2001, JDCEC would terminate the Company's dealership agreements for the Burnsville, Minnesota and Phoenix, Arizona areas of responsibility for the sale and warranty servicing of Deere construction, utility and forestry equipment. In the termination notice, JDCEC cited its view that the Company was in violation of certain market penetration requirements in the dealership agreements. On the same date, JDCEC also filed an arbitration demand with the American Arbitration Association in Chicago that sought confirmation of its allegations that the Company's construction equipment dealerships could be terminated because the Company allegedly violated these agreements. Such a termination would have resulted in the

Company losing its JDCEC dealership agreements for the Southwest and most of the Midwest regions. The termination would not affect the Company's Montana or Texas construction dealerships or its John Deere agricultural dealerships. The Company denied JDCEC's contention that it could terminate its dealership agreements and it filed a counterclaim in the arbitration, asserting a number of statutory, contract and tort claims.

           On July 18, 2000, the Company and several affiliates filed suit in the Fourth Judicial District Court, State of Minnesota against JDCEC, Credit Suisse First Boston Equity Partners, L.P. and Nortrax, L.L.C. ("Nortrax"). The suit alleged those companies had violated the Minnesota Heavy and Utility Equipment Manufacturers and Dealers Act and had intentionally and inappropriately interfered and conspired to interfere with the Company's John Deere construction equipment dealership agreements. On August 1, 2000, the parties were ordered by the Minnesota trial court judge to arbitrate these claims.

           On October 23, 2000, the Company and its construction equipment division filed suit in United States District Court, District of North Dakota, against Credit Suisse First Boston Corporation and Credit Suisse First Boston Equity Partners, L.P. (individually and collectively "CSFB"). This suit alleged CSFB violated Section 1 of the Sherman Act by conspiring with JDCEC and Nortrax to unreasonably restrain trade in the purchase of John Deere Construction equipment dealerships. The suit also alleged CSFB breached its fiduciary duty as lead underwriter and financial advisor to RDO, and intentionally and improperly interfered and conspired to interfere with RDO's prospective business relationships. The suit alleged CSFB conspired with JDCEC and Nortrax to commit unfair competition, and engaged in a civil conspiracy with these same parties to commit unlawful acts or lawful acts by unlawful means, thereby injuring RDO. The suit sought unspecified damages.

           On December 28, 2000, JDCEC and affiliates, RDO Equipment Co. and affiliates, Nortrax and affiliates, and CSFB entered into a comprehensive settlement agreement resolving the above disputes. JDCEC revoked its dealership termination notices to the Company and dismissed all claims pending in arbitration with the Company. The Company also dismissed all claims in the arbitration and all claims filed in federal court against CSFB. As part of the resolution, the Company's wholly owned subsidiary, RDO Construction Equipment Co., signed new dealership agreements with JDCEC.

           On February 4, 2000, John Deere Company - a division of Deere, filed an arbitration demand with the American Arbitration Association in Chicago. The demand alleged the Company had violated the terms of the dealership agreements' authorized locations clause by selling and renting John Deere agriculture equipment out of a store located in Salinas, California. In the demand, John Deere Company cited its view that the Company was in violation of the authorized locations clause and sought to have an order enjoining the Company and its affiliates from selling, renting and leasing John Deere agriculture equipment from the store in Salinas, California.

           On March 6, 2001, John Deere Company and affiliates, and RDO Equipment Co. and affiliates entered into a comprehensive settlement agreement and mutual release resolving the arbitration proceedings described above, and all claims pending in arbitration with the Company were dismissed.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

           The executive officers of the Company, their ages and offices held as of March 31, 2001, are as follows:

NAME                      AGE     OFFICE
----                      ---     ------

Ronald D. Offutt          58      Chairman of the Board, Chief Executive Officer
                                  and President

Allan F. Knoll            57      Secretary

Christi J. Offutt         31      Chief Operating Officer

Thomas K. Espel           42      Chief Financial Officer and Treasurer

Kenneth J. Horner, Jr.    37      Executive Vice President - Project/Process
                                  Management


           RONALD D. OFFUTT is the Company's founder, President, Chairman, Chief Executive Officer and principal stockholder. He has served as the Company's President since December 2000. He has served as a member of the Company's Office of the Chairman from December 1998 to December 2000, and served as President of the Company from its formation in 1968 until August 1996. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, "Offutt Entities"). The Offutt Entities are engaged in a variety of businesses such as farming, food processing, auto dealerships and agricultural financing activities, some of which transact business with the Company. See Item 13 of this Form 10-K "Certain Relationships and Related Transactions." Mr. Offutt spent approximately one-fourth of his time on the business of the Company during fiscal 2001. He is Former Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the father of Christi J. Offutt, Chief Operating Officer.

           ALLAN F. KNOLL has served as Secretary and a director of the Company since 1974. Mr. Knoll also served as a member of the Company's Office of the Chairman from December 1998 to December 2000. He served as Chief Financial Officer of the Company from 1974 through January 1999. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately one-fourth of his time on the business of the Company during fiscal 2001. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

           CHRISTI J. OFFUTT has served as Chief Operating Officer since January 2001. She previously served as Senior Vice President - Midwest Agriculture from June 1999 to January 2001 and as Vice President - Strategic Planning from December 1998 until June 1999, and as Legal Counsel of Offutt Co. from January 1997 until December 1998. Ms. Offutt is a graduate of University of Puget Sound with degrees in politics and government and in business administration, and received her law degree in May 1996 from Boston University. She is the daughter of Ronald D. Offutt, Chairman and Chief Executive Officer.

           THOMAS K. ESPEL has served as Chief Financial Officer since February 1999 and as Treasurer since March 2000. He previously served as Executive Vice President - Finance from August 1998 until February 1999. Prior to joining the Company, he served as manager of Ag Capital Company ("Ag Capital") since its inception in 1989 and continues to serve as a member of its Board of Directors. Under his direction, Ag Capital, an Offutt entity, grew to more than $450 million in assets managed. RDO

Financial Services Co., a subsidiary of the Company, was formed from the retail credit activities of Ag Capital. From 1981 through 1988, Mr. Espel held various lending positions at St. Paul Bank for Cooperatives, a $4 billion institution located in St. Paul, Minnesota. He has a bachelor's degree from the University of Illinois and a master's degree from Michigan State University, both in Agricultural Economics - Finance.

           KENNETH J. HORNER, JR. has served as Executive Vice President - Project/Process Management since February 2001. He previously served as Executive Vice President - Construction Equipment from June 1999 to February 2001 and Vice President - Business Practices from July 1998 until June 1999. Prior to joining the Company, Mr. Horner was Vice President and General Counsel for Prairieland Foods Corporation, a restaurant management company, and Executive Vice President of Cross Country Courier, Inc., a regional freight carrier. He is a graduate of University of Mary with a degree in accounting, and received his law degree from the University of North Dakota.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The Class A common stock of RDO Equipment Co. is traded on the New York Stock Exchange under the symbol "RDO". The quarterly high and low reported sales prices on the New York Stock Exchange during the Company's two most recent fiscal years were:

                        FIRST        SECOND          THIRD       FOURTH
                      QUARTER       QUARTER        QUARTER      QUARTER
FISCAL 2001
     High              $  6.06      $   6.44       $  4.44       $  4.56
     Low               $  4.75      $   4.31       $  2.75       $  2.00

FISCAL 2000
     High              $  9.19      $  10.38       $  9.00       $  6.69
     Low               $  5.50      $   8.63       $  5.88       $  5.50

           As of April 20, 2001, the Company had 240 record holders and approximately 2,500 beneficial holders of its Class A Common Stock, and one holder of its Class B Common Stock. The Company did not have any unregistered sales of equity securities during fiscal 2001.

           The Company intends to retain the earnings of the Company to support the Company's operations and to finance expansion and growth, and it does not intend to pay cash dividends in the foreseeable future. Payment of dividends rests within the discretion of the Board of Directors and will depend upon, among other factors, the Company's earnings, capital requirements, financial condition, and any dividend restrictions under its dealership and credit agreements.

ITEM 6.    SELECTED FINANCIAL DATA

RDO EQUIPMENT CO. AND SUBSIDIARIES

                                                                                                FISCAL YEARS ENDED JANUARY 31,
-------------------------------------------------------------------------------------------------------------------------------
[in thousands, except store and per share data]        2001          2000          1999         1998         1997         1996
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues:
     Equipment and truck sales                    $ 484,727     $ 476,773     $ 404,093    $ 301,684    $ 224,094    $ 164,054
     Parts and service                              181,173       173,336       143,335      113,268       75,820       58,998
     Rental                                           8,706        32,178        26,208       14,451        2,499          505
     Financial services                               5,772         6,683         4,988           --           --           --
-------------------------------------------------------------------------------------------------------------------------------
              Total revenues                        680,378       688,970       578,624      429,403      302,413      223,557
Cost of revenues (1)                                581,583       566,877       479,275      340,987      245,287      180,839
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                         98,795       122,093        99,349       88,416       57,126       42,718
Selling, general and administrative expenses        106,918        97,431        81,682       60,382       41,275       31,655
Loss on sale, restructuring charges
     and asset impairment                            11,200            --         2,200           --           --           --
-------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                             (19,323)       24,662        15,467       28,034       15,851       11,063
Gain on sale of RDO Rental Co.                           --           786            --           --           --           --
Interest expense, net                               (11,961)      (13,719)      (12,427)      (5,538)      (5,046)      (2,994)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                          (31,284)       11,729         3,040       22,496       10,805        8,069
Provision for (benefit from) income taxes (2)       (12,733)        5,252         1,237        9,156        4,322        3,228
Minority interest                                        11           (60)          135           89           --           --
===============================================================================================================================
Net income (loss)                                 $ (18,562)    $   6,537     $   1,668    $  13,251    $   6,483    $   4,841
===============================================================================================================================
Net income (loss) per share - basic and diluted   $   (1.41)    $    0.50     $    0.13    $    1.00    $    0.77    $    0.58
===============================================================================================================================

SELECTED OPERATING DATA
Comparable store revenues increase (decrease)            (2)%          (2)%           5%          11%          26%          11
Stores open at beginning of year                         56            64            50           32           26           22
   Stores opened                                         --            --             6            3            1            2
   Stores acquired                                       --             5            10           16            5            2
   Stores consolidated/closed/sold                       (3)          (13)           (2)          (1)          --           --
-------------------------------------------------------------------------------------------------------------------------------
Stores open at end of year                               53            56            64           50           32           26
-------------------------------------------------------------------------------------------------------------------------------
Net purchases of rental equipment                 $   2,118     $     485     $  19,769    $  14,185    $   1,519    $   6,342
Net purchases of property and equipment               2,357         3,409         5,132        3,766        2,137        3,651
Depreciation and amortization                         7,465        12,950        10,506        5,308        2,606        1,326

As of January 31,
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                                   $  49,842     $  64,225     $  36,739    $  69,265    $  72,744    $  26,596
Inventories                                         169,090       217,556       208,368      220,841      130,955      115,616
Total assets                                        305,988       361,997       379,220      319,432      181,551      148,093
Floor plan payables (3)                             149,191       190,242       191,030      163,988       64,331       91,614
Total debt                                           20,417        26,604        55,533       31,353       14,409       10,638
Stockholders' equity                                 90,713       109,275       102,738      101,070       87,795       34,284

(1) Fiscal 1999 included a non-recurring $15 million inventory charge.

(2) Prior to January 20, 1997, the Company elected to be treated as an S corporation under the Internal Revenue Code. A pro forma provision for income taxes was computed as if the Company were subject to corporate income taxes based on the tax laws in effect during these fiscal years.

(3) Includes interest-bearing and noninterest-bearing liabilities incurred in connection with inventory financing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, including units of state, local and federal government and utility companies. The Company's stores are located in Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. The Company's largest supplier is Deere.

           The Company generates its revenues from sales of new and used equipment and trucks, sales of parts and service, rental of equipment, customer financing and related products and services. In addition to outright sales of new and used equipment, sales include equipment purchased under rent-to-purchase agreements. Generally under such agreements, the customer is given a period of up to six months to exercise the option to purchase the rented equipment and is allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased.

           The Company's finance subsidiary, RDO Financial Services Co., provides equipment and truck loans and leases to the customers of the Company's retail network. This subsidiary also provides additional products and services and acts as an agent to extend warranties, credit life insurance and casualty insurance.

           The Company's highest gross margins have historically been generated from its parts and service and rental revenues. One of the Company's operating strategies is to increase the demand for parts and service by establishing, and then increasing, the base of equipment and trucks held by its customers. Due to product warranty time frames and usage patterns by customers, there generally is a time lag between equipment and truck sales and the generation of significant parts and service revenues from such sales. As a result of this time lag, increases in parts and service revenues do not necessarily coincide with increases in equipment and truck sales. In addition, due to differences in gross margins between equipment and truck sales and parts and service and rental revenues, gross margin percentages may decline as the Company builds market share.

           The Company generally experiences lower revenue levels during its first and fourth quarters primarily due to the crop-growing season, winter weather conditions in the Midwest and a general slowdown in construction activity at the end of the calendar year. See "Seasonality" below.

           Price increases by suppliers of the Company's products have not historically had a significant impact on the Company's results of operations. See "Effects of Inflation" below.

           The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, acquisitions and openings of additional retail locations, rental equipment and capital expenditures. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements. See "Liquidity and Capital Resources" below.

           During fiscal 2001, the Company was affected by various economic conditions in all operating segments. The Company's agricultural operations, adversely affected by a deteriorating agricultural economic climate during fiscal 2000, showed signs of stability, particularly in the Midwest. The Company expects the general agricultural economic climate to remain stable into the beginning of fiscal 2002. During fiscal 2001, the Company's construction operations were affected by higher interest rates and a general economic slowdown, particularly in the second half of the year. These conditions provided for increased competitive pressures and a decline in unit market potential in the Company's operating regions. The Company expects these competitive pressures to continue into fiscal 2002 despite the current climate of easing interest rates. During the third and fourth quarters of fiscal 2001, the Company reduced the work force of its construction operations to correlate with the anticipated level of construction operations for fiscal 2002. The Company's truck operations were adversely affected by higher fuel prices, interest rates and inventory levels of used trucks in the industry. During the fourth quarter of fiscal 2001, the Company approved a comprehensive plan to restructure management and to divest itself of its entire truck division except for its North Dakota stores that have been consistently profitable through the years. These actions will allow the Company to narrow its focus to its core business lines. The Company recognized restructuring charges of $11.2 million in the fourth quarter, which reflected the estimated costs the Company will incur.

           During the third quarter of fiscal 1999, primarily as a result of adverse conditions in the Midwest farm economy, the Company initiated a number of corporate actions designed to generate cash, fund growth opportunities, discontinue non-strategic operations and achieve more cost efficient operations. These initiatives were undertaken after the Company assessed industry and financial market conditions, primarily of the agricultural economy, that were projected to impact the Company's business. The Company also reviewed industry outlooks from manufacturers, forecasts and surveys by economists, investment analysts and governmental units, and the status of capital markets for raising equity and debt. The initiatives included one-time, non-recurring charges related to inventory and asset writedowns, reserves and severance costs. A $15.0 million inventory charge enabled the Company to initiate a new, more aggressive pricing strategy with respect to equipment sales in the agricultural equipment business segment. This charge is included in cost of revenues. In addition, the Company recorded a restructuring charge of $2.2 million in connection with asset writedowns and severance costs, which included exiting the agricultural irrigation equipment business.

           In fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. as well as approximately 3% of the minority interest in Salinas Equipment Distributors, Inc. In connection with the Company's plan to divest itself of the majority of its truck division, the truck dealership located in Roseville, Minnesota was sold. The Company consolidated the Volvo dealership location in Long Beach, California into the Company's Riverside, California location. The Long Beach market is being serviced through the Company's Riverside truck dealership. The Barnesville, Minnesota agricultural retail store was consolidated with the Fargo, North Dakota agricultural operations. In fiscal 2000, the Company purchased five heavy-duty truck retail stores and commenced truck operations in its Waco, Texas location. The Company also closed one construction equipment rental store and sold its 80 percent interest in a construction equipment rental operation located in the southwestern United States. In fiscal 1999, the Company purchased four heavy-duty truck retail stores, four material handling equipment retail stores, an agricultural equipment rental store and a construction equipment rental store. Four construction equipment rental stores, a construction equipment retail store and a material handling equipment retail store were opened in fiscal 1999. The results of operations from acquisitions and divestitures are included in the Company's results only for the periods before or after their acquisition, sold or closed dates.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                            FOR FISCAL YEARS ENDED JANUARY 31,
                                           2001          2000         1999
------------------------------------------------------------------------------
REVENUE DATA (IN MILLIONS):
Total revenues                           $680.4        $689.0       $578.6
    Construction                           46.5%         48.9%        53.9%
    Truck                                  27.5%         25.9%        13.0%
    Agricultural                           25.1%         20.2%        28.1%
    Rental                                   --           4.0%         4.1%
    Financial                               0.9%          1.0%         0.9%

Construction revenues                    $316.6        $337.0       $312.2
    Equipment sales                        68.8%         70.8%        74.0%
    Parts and service                      30.1%         28.1%        25.3%
    Rental                                  1.1%          1.1%         0.7%

Truck revenues                           $187.1        $178.8       $ 75.1
    Truck sales                            77.9%         80.1%        76.1%
    Parts and service                      22.1%         19.9%        23.9%

Agricultural revenues                    $170.9        $139.2       $162.4
    Equipment sales                        71.0%         66.3%        69.9%
    Parts and service                      26.0%         30.3%        28.2%
    Rental                                  3.0%          3.4%         1.9%

Rental revenues                          $   --        $ 27.3       $ 23.9
    Equipment sales                          --          10.0%        10.1%
    Parts and service                        --           3.6%         2.4%
    Rental                                   --          86.4%        87.5%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF REVENUES):
Revenues
    Equipment and truck sales              71.2%         69.2%        69.8%
    Parts and service                      26.6          25.1         24.8
    Rental                                  1.3           4.7          4.5
    Financial services                      0.9           1.0          0.9
------------------------------------------------------------------------------
Total revenues                            100.0%        100.0%       100.0%
------------------------------------------------------------------------------
Gross profit                               14.5%         17.7%        17.2%(1)
Selling, general and
    administrative expenses                15.7          14.1         14.1
Loss on sale, restructuring charges
    and asset impairment                    1.6            --          0.4
------------------------------------------------------------------------------
Operating income (loss)                    (2.8)          3.6          2.7
Gain on sale of RDO Rental Co.               --           0.1           --
Interest expense, net                       1.8           2.0          2.2
Provision for (benefit from) taxes         (1.9)          0.8          0.2
------------------------------------------------------------------------------
Net income (loss)                          (2.7)%         0.9%         0.3%
------------------------------------------------------------------------------

(1) Reflects a non-recurring $15.0 million inventory charge in fiscal 1999.

FISCAL YEAR ENDED JANUARY 31, 2001 COMPARED
TO FISCAL YEAR ENDED JANUARY 31, 2000

REVENUES

         Revenues decreased approximately $8.6 million, or 1.3%, from $689.0 million for fiscal 2000, to $680.4 million for fiscal 2001. Construction, truck, agricultural and financial services operations represented approximately $316.6 million, $187.1 million, $170.9 million and $5.8 million of revenues, respectively. Truck and agricultural operations had revenue increases of approximately $8.3 million and $31.7 million, respectively. Agricultural revenues increased in all areas primarily attributable to the Company's gains in market share and a stabilizing agricultural economy, particularly in the Midwest. Construction revenues decreased approximately $20.4 million due to continuing competitive pressures and overall declining unit market potential; these factors were offset to some extent by the Company's gains in market share. Financial services revenues decreased approximately $900,000 primarily attributable to lower loan and lease originations due to lower construction revenues, along with increased interest rates and a tightening credit environment. Total revenues decreased approximately $27.3 million as a result of the sale of the Company's construction equipment rental operations.

         Equipment and truck sales increased approximately $7.9 million, or 1.7%, from $476.8 million for fiscal 2000 to $484.7 million for fiscal 2001. Truck operations contributed approximately $2.4 million to the total sales increase, with truck sales increasing 1.7% to $145.7 million. Agricultural operations contributed approximately $29.0 million of this increase, with equipment sales increasing 31.4% to $121.3 million. Construction equipment sales decreased approximately $20.8 million, or 8.7% to $217.7 million. The construction equipment rental operations had equipment sales of approximately $2.7 million in fiscal 2000.

         Parts and service revenues increased approximately $7.9 million, or 4.6%, from $173.3 million for fiscal 2000 to $181.2 million for fiscal 2001. Construction operations contributed approximately $600,000 of the increase as sales grew 0.6% to $95.3 million. Truck operations contributed approximately $5.9 million of the increase as sales grew 16.6% to $41.4 million. Parts and service revenues from agricultural operations increased approximately $2.3 million, or 5.5%, to $44.5 million. The construction equipment rental operations had parts and service revenues of approximately $900,000 in fiscal 2000.

         Rental revenues were approximately $8.7 million in fiscal 2001 compared to $32.2 million in fiscal 2000, a decrease of $23.5 million, or 73.0%, primarily attributable to the sale of the Company's construction equipment rental operations.

         Financial services revenues of approximately $5.8 million were generated in fiscal 2001 compared to $6.7 million in fiscal 2000, a decrease of 13.4%. Financial services revenues are comprised primarily of earnings from interest rate additions on retail installment contracts, and finance charges from revolving credit accounts available to a portion of the Company's customers.

GROSS PROFIT

         Gross profit for fiscal 2001 was approximately $98.8 million, or 14.5% of total revenues, compared to $122.1 million, or 17.7% of total revenues in fiscal 2000, a decrease of $23.3 million, or 19.1%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction, rental and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. During fiscal 2001, construction margins declined due to competitive pressures as the Company, along with competitors, attempted to capture a share of a declining market potential. Truck margins also declined during fiscal 2001, related to competitive pressures due to high used truck inventory levels throughout the industry and declining demand primarily attributable to higher fuel prices, driver shortages and higher interest rates. Both construction and truck margins were affected by wholesale sales to reduce inventory levels to correlate to the current market environments. Financial services experienced margin declines due to higher interest rates and a tightening credit environment. The sale of the construction equipment rental operations was another contributing factor to the decrease in gross profit from fiscal 2000 to 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for fiscal 2001 and 2000 were 15.7% and 14.1%, respectively. Total SG&A expenses increased approximately $9.5 million, from $97.4 million for fiscal 2000 to $106.9 million for fiscal 2001. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations and lower for equipment and truck sales than for parts and service and rental revenues. The increase in SG&A is primarily attributable to operating the Riverside, California truck location for a full year, increased legal fees (see Item 3 of this Form 10-K) and higher than normal levels of SG&A expenses related to the consolidation and integration of the Company's acquired truck dealerships. SG&A as percent of total revenues was higher in fiscal 2001 due to SG&A levels in construction and truck operations not adjusting as rapidly as revenues declined.

INTEREST EXPENSE

         Interest expense decreased approximately $1.9 million, or 13.1%, from $14.5 million for fiscal 2000 to $12.6 million for fiscal 2001. Interest expense as a percent of total revenues decreased from 2.1% for fiscal 2000 to 1.9% for fiscal 2001. Interest expense as a percentage of total revenues decreased, despite higher interest rates, primarily due to a decrease in the level of interest-bearing floorplan payables along with a lower level of long-term debt. This debt reduction resulted primarily from the sale of the Company's construction equipment rental operations.

INTEREST INCOME

         Interest income decreased approximately $200,000, or 25.0%, from fiscal 2000 to fiscal 2001. Interest income is primarily comprised of finance charges from trade receivables excluding those related to the financial services revolving credit accounts that are included in financial services revenues.

INCOME TAXES

         The estimated provision for (benefit from) income taxes as a percentage of pretax income (loss) was (40.7%) and 44.8% for fiscal 2001 and 2000, respectively. The higher provision for income taxes percentage in fiscal 2000 is related to the Company's sale of its 80% owned subsidiary, RDO Rental Co.

NET INCOME (LOSS)

         The Company reported a net loss of $(18.6) million, or $(1.41) per share for fiscal 2001 compared to net income of $6.5 million, or $0.50 per share for fiscal 2000.

FISCAL YEAR ENDED JANUARY 31, 2000 COMPARED
TO FISCAL YEAR ENDED JANUARY 31, 1999

REVENUES

         Revenues increased approximately $110.4 million, or 19.1%, from $578.6 million for fiscal 1999, to $689.0 million for fiscal 2000. Construction, agricultural, truck, rental and financial services operations represented approximately $337.0 million, $139.2 million, $178.8 million, $27.3 million and $6.7 million, respectively. $70.2 million, or 63.6%, of the increase in revenues was due to the acquisition of five truck locations in California and Texas. In addition, the Company commenced truck operations in its construction equipment store in Waco, Texas. The balance of the increase, net of a 2% decrease in comparable store revenues, is attributable to acquisitions and new store openings in fiscal 1999.

         Equipment and truck sales increased approximately $72.7 million, or 18.0%, from $404.1 million for fiscal 1999 to $476.8 million for fiscal 2000. Construction operations contributed approximately $7.5 million of this increase, with equipment sales increasing 3.3% to $238.5 million. Truck operations contributed approximately $86.1 million to the total sales increase, with truck sales increasing from $57.2 million to $143.3 million. Acquisitions completed during fiscal 2000 accounted for approximately $57.0 million of the increase in truck sales. Rental operations contributed approximately $300,000 of the increase, with sales increasing from $2.4 million to $2.7 million. Offsetting the increase in equipment and truck sales, agricultural operations decreased approximately $21.2 million, or 18.7%, to $92.3 million. The decrease in agricultural revenues was primarily attributable to unfavorable conditions in the agricultural economy and the Company's exit from the agricultural irrigation equipment business in fiscal 1999.

         Parts and service revenues increased approximately $30.0 million, or 20.9%, from $143.3 million for fiscal 1999 to $173.3 million for fiscal 2000. Construction operations contributed approximately $15.7 million of the increase as sales grew 19.9% to $94.7 million. Truck operations contributed approximately $17.6 million of the increase as sales grew from $17.9 million to $35.5 million. Of this increase, $13.2 million was due to acquisitions completed during fiscal 2000. Rental operations contributed approximately $300,000 of the increase as sales grew from $600,000 to $900,000. Parts and service revenues from agricultural operations decreased approximately $3.6 million, or 7.9%, to $42.2 million, primarily attributable to unfavorable conditions in the agricultural economy.

         Rental revenues increased approximately $6.0 million, or 22.9%, from $26.2 million for fiscal 1999 to $32.2 million for fiscal 2000. Construction, agricultural and rental operations all contributed to this increase.

         Financial services revenues of approximately $6.7 million were generated in fiscal 2000 compared to $5.0 million in fiscal 1999, an increase of 34.0%. Financial services revenues are comprised primarily of earnings from interest rate additions on retail installment contracts, gains and service fee income from securitized loans and leases receivable, and finance charges from a revolving credit facility available to a portion of the Company's customers. In December 1999, the Company replaced its securitization financing structure in favor of new financing arrangements.

GROSS PROFIT

         Gross profit increased approximately $22.8 million, or 23.0%, from $99.3 million in fiscal 1999 to $122.1 million in fiscal 2000. Gross profit as a percentage of total revenues for fiscal 2000 and 1999 was 17.7% and 17.2%, respectively. Gross profit for fiscal 1999 before the $15.0 million non-recurring inventory charge was 19.8%. Gross profit is affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. Revenues from construction, rental and financial services operations provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are derived from its parts and service, rental and financial services revenues. Gross margins were adversely affected by unfavorable conditions in agriculture and a more competitive and price sensitive marketplace affecting the sale and rental of new and used construction equipment. The expansion of truck revenues, which generally have lower gross margins, also resulted in lower gross profit as a percentage of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues were 14.1% for fiscal 2000 and 1999. Total SG&A expenses increased approximately $15.7 million, from $81.7 million for fiscal 1999 to $97.4 million for fiscal 2000. Approximately $7.3 million of the increase was due to the operations of the Company's acquisitions completed during fiscal 2000. SG&A expenses are affected by the contribution of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations and lower for equipment and truck sales than for parts and service and rental revenues. The expansion of truck revenues, which generally have lower levels of SG&A expenses as a percentage of total revenues, was offset by lower sales of agricultural equipment resulting in comparable levels of SG&A expenses as a percentage of total revenues.

INTEREST EXPENSE

         Interest expense increased approximately $1.4 million, or 10.7%, from $13.1 million for fiscal 1999 to $14.5 million for fiscal 2000. Interest expense as a percent of total revenues decreased from 2.3% for fiscal 1999 to 2.1% for fiscal 2000. Interest expense as a percentage of total revenues declined due to the planned reduction of construction and agricultural inventories.

INTEREST INCOME

         Interest income increased approximately $100,000, or 14.3%, from fiscal 1999 to fiscal 2000. Interest income is primarily comprised of finance charges from trade receivables excluding those related to the financial services revolving credit facility, which are included in financial services revenues.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 44.8% and 40.7% for fiscal 2000 and 1999, respectively. The increase in fiscal 2000 provision for income taxes percentage is related to the Company's sale of its 80% owned subsidiary, RDO Rental Co.

NET INCOME

         The Company reported net income of $6.5 million, or $0.50 per share for fiscal 2000 compared to net income of $1.7 million, or $0.13 per share for fiscal 1999. Net income and net income per share for fiscal 1999 includes a $15.0 million inventory charge and a $2.2 million restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Ag Capital, Banc of America Leasing & Capital, LLC ("Bank of America"), Deutsche Financial, Volvo Finance, GMAC, The Associates and commercial banks.

         During the third quarter, the Company's revolving credit facility with Deere Credit was extended for one year maturing at the end of the Company's third fiscal quarter of fiscal 2002. The Company also extended its credit arrangements with Ag Capital for an additional year with a maturity date of December 1, 2001. In addition to these extensions, Bank of America informed the Company it was exiting the business of lending to equipment distributors and therefore would not be renewing its commitment at the November 20, 2000 expiration date. In the fourth quarter, the Company received a 45 day extension of this credit facility. Fiscal 2001 began with a commitment of $45 million on the Bank of America facility, which the Company voluntarily reduced to $20 million in the third quarter and to $14 million in the fourth quarter. The Company repaid the $9.5 million balance at the maturity date of January 5, 2001 by using other existing floor plan financing and credit agreements.

         Floor plan financing from Deere and Deere Credit represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Volvo Finance, GMAC and Associates. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche Financial and Deere Credit. Most lenders receive a security interest in the inventory financed.

         Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Occasionally, additional discounts may be available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently four to twelve months for agricultural equipment and four to nine months for construction equipment. The interest-free periods may be longer depending on special financing programs offered from time-to-time. Deere and Deere Credit also provide financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. Deere Credit provides equipment floor plan financing with variable market rates of interest based on the prime rate. Volvo Finance, GMAC and The Associates provide truck floor plan financing with variable market rates of interest based on the prime rate.

         The Company had at January 31, 2001 available lines of credit totaling $20.0 million with varying maturity dates through July 1, 2001 and with variable interest rates based on LIBOR and the prime rate. The Company had approximately $9.1 million of unused availability relating to these lines of credit at January 31, 2001. In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $23.2 million at January 31, 2001. Although the Company's credit availability is lower than past levels, the Company believes it has sufficient credit availability from its manufacturers. The Company generally has not utilized manufacturer financing, except for the interest-free terms, as financing from manufacturers is generally at a higher cost of funds than the Company's current credit commitments.

         The Company periodically reviews the terms of its financing with its lenders, including the interest rate. In fiscal 2001, 2000 and 1999 the average interest rate under interest-bearing floor plan financing was approximately 8.82%, 7.37% and 7.48%, respectively. As of January 31, 2001 the Company had outstanding floor plan payables of approximately $162.8 million, of which $125.1 million was then interest-bearing. $13.6 million of the total interest-bearing floor plan payables was included in liabilities associated with assets held for sale on the Company's January 31, 2001 balance sheet. The average interest rates on the Company's lines of credit during the fiscal years ended January 31, 2001, 2000 and 1999 were 9.03%, 7.92% and 8.13%, respectively.

         The Company's financing agreements contain various restrictive covenants, which among other matters require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants as of January 31, 2001.

         Operating activities, including changes in inventories and related floor-plan payables, provided net cash of $10.6 million, $20.2 million and $37.7 million for fiscal 2001, 2000 and 1999, respectively. The net cash provided by operating activities for fiscal 2001 was after the truck sale and restructure. The net cash provided by operating activities for fiscal 1999 was after the inventory and restructuring charges. Contributing to cash from operations for fiscal 1999 was the financing of inventory via floor plan lines previously paid down by the proceeds from the Company's Initial Public Offering in January 1997. The financing proceeds were used to make acquisitions.

         Cash used for investing activities in fiscal 2001, 2000 and 1999 was $3.2 million, $4.9 million and $55.4 million, respectively. The cash used in fiscal 2001 was primarily related to purchases of agricultural rental equipment, purchases of property and equipment, the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center Inc. and the purchase of approximately 3% of the minority interest in Salinas Equipment Distributors, Inc. The cash used in fiscal 2000 was primarily related to acquisitions and the purchase of property and equipment for the Company's operations. The cash used in fiscal 1999 was primarily related to acquisitions and the purchase of construction equipment for the Company's rental operations. With fewer acquisitions and less purchases of rental equipment in anticipation of the sale of RDO Rental Co., fewer funds were expended during fiscal 2000. In fiscal 1999, there was an additional use of cash related to the retained interest of loans and leases securitized. In December 1999, the Company replaced the securitization finance structure with a more favorable financing agreement, which generated a source of cash for fiscal 2000.

         Cash used for financing activities amounted to $3.9 million and $11.1 million for fiscal 2001 and 2000, respectively. Net cash provided by financing activities for fiscal 1999 was $17.7 million. Cash used for financing activities in fiscal 2001 was primarily attributable to payment of long-term debt and net payments of bank lines and short-term notes payable. Cash used for financing activities in fiscal 2000 was primarily attributable to payment of long-term debt associated with the construction equipment rental company. Cash provided by financing activities in fiscal 1999 was primarily attributable to financing of rental equipment for the Company's rental operations and net additional borrowings on the Company's bank lines.

         The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures and other cash needs for fiscal 2002. As various credit facilities approach maturity, the Company believes it will be able to renew or extend these facilities, or replace these facilities with other facilities.

EFFECTS OF INFLATION

         Inflation has not had a material impact upon operating results and the Company does not expect it to have such an impact in the future. To date, in those instances in which the Company has experienced cost increases, it has been able to increase selling prices to offset such increases. There can be no assurance, however, that the Company's business will not be affected by inflation or that it can continue to increase its selling prices to offset increased costs and remain competitive.

CYCLICALITY

         Sales of equipment and trucks, particularly new units, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, equipment and truck retailers tend to experience similar periods of decline and recession as the general economy. The impact of an economic downturn on retailers is generally less than the impact on manufacturers due to the sale of parts and service by retailers to maintain used equipment and trucks. The Company believes that its businesses are influenced by worldwide and local economic conditions (see "Safe Harbor Statement") and that its geographic and business diversification will generally reduce the overall impact of economic cycles on the Company's operations.

SEASONALITY

         The Company's agricultural operations, particularly in the Midwest, generally experience a higher volume of equipment sales in the second and third fiscal quarters due to the crop-growing season. Typically, farmers purchase equipment prior to planting or harvesting crops. Winter weather conditions in the Midwest limit equipment purchases during the Company's first and fourth fiscal quarters. This seasonal effect can be diminished during periods of significant and sustained weakness in the agricultural economy during which farmers generally purchase less equipment.

         The Company's construction operations generally experience a higher volume of equipment sales in the second and third fiscal quarters due to favorable weather patterns, particularly in the Midwest. The general slowdown in construction activity at the end of the calendar year influences the fourth fiscal quarter. Further, winter weather conditions in parts of the Southwest and South Central also limit construction activity to some degree, typically resulting in lower sales and rentals of construction equipment.

         Since the Company's truck operations are not generally affected by any significant seasonality, during fiscal 2001 the overall impact of seasonality has tended to decline as truck revenues became a greater percentage of total revenues. If the Company acquires businesses in geographic areas other than where it currently has operations, or disposes of certain businesses, it may be affected more by the above mentioned or other seasonal and equipment buying trends.

SAFE HARBOR STATEMENT

           This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of this Form 10-K and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would result in a net increase to the unrealized fair market value of the fixed rate debt by approximately $8,000. At January 31, 2001, the Company had variable rate floor plan payables, notes payable and long-term debt of $145.0 million and fixed rate notes payable and long-term debt of $600,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $1.5 million.

           The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes. Consistent with this policy, the Company's finance subsidiary RDO Financial Services Co. originates fixed rate loan and fixed payment leases. On a daily basis, these loans and leases are sold, thus eliminating interest risk.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED JANUARY 31,
-----------------------------------------------------------------------------------------------------
[in thousands, except per share amounts]                              2001         2000         1999
-----------------------------------------------------------------------------------------------------
REVENUES
       Equipment and truck sales                                 $ 484,727    $ 476,773    $ 404,093
       Parts and service                                           181,173      173,336      143,335
       Rental                                                        8,706       32,178       26,208
       Financial services                                            5,772        6,683        4,988
-----------------------------------------------------------------------------------------------------
             Total revenues                                        680,378      688,970      578,624
COST OF REVENUES (Note 3)                                          581,583      566,877      479,275
-----------------------------------------------------------------------------------------------------
GROSS PROFIT                                                        98,795      122,093       99,349
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       106,918       97,431       81,682
LOSS ON SALE, RESTRUCTURING CHARGES
       AND ASSET IMPAIRMENT (Note 3)                                11,200           --        2,200
-----------------------------------------------------------------------------------------------------
       Operating income (loss)                                     (19,323)      24,662       15,467
INTEREST EXPENSE                                                   (12,578)     (14,536)     (13,138)
INTEREST INCOME                                                        617          817          711
GAIN ON SALE OF RDO RENTAL CO                                           --          786           --
-----------------------------------------------------------------------------------------------------
       Income (loss) before income taxes and minority interest     (31,284)      11,729        3,040
INCOME TAX PROVISION (BENEFIT)                                     (12,733)       5,252        1,237
-----------------------------------------------------------------------------------------------------
       Income (loss) before minority interest                      (18,551)       6,477        1,803
MINORITY INTEREST                                                       11          (60)         135
-----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $ (18,562)   $   6,537    $   1,668
=====================================================================================================

       Basic and diluted net income (loss) per share             $   (1.41)   $    0.50    $    0.13
=====================================================================================================
       Weighted average shares outstanding - basic                  13,182       13,182       13,182
       Weighted average shares outstanding - diluted                13,182       13,184       13,201
=====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                 AS OF JANUARY 31,
------------------------------------------------------------------------------------------------------------------
[in thousands]                                                                                 2001          2000
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                           $   7,635     $   4,207
      Accounts receivable (less allowance for doubtful accounts of $2,476 and $1,874)        41,612        75,536
      Income tax receivable                                                                   8,143            --
      Receivables from affiliates                                                               114            31
      Inventories                                                                           169,090       217,556
      Prepaid expenses                                                                        1,499           573
      Assets held for sale                                                                   22,987            --
      Deferred income tax asset                                                               7,000         4,910
------------------------------------------------------------------------------------------------------------------
           Total current assets                                                             258,080       302,813
PROPERTY AND EQUIPMENT, NET                                                                  18,716        21,944
OTHER ASSETS:
      Goodwill and other, net of accumulated amortization of $3,686 and $3,246               25,619        36,205
      Deferred income tax asset                                                               2,400            --
      Deposits                                                                                1,173         1,035
------------------------------------------------------------------------------------------------------------------
           Total assets                                                                   $ 305,988     $ 361,997
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Floor plan payables                                                                 $ 149,191     $ 190,242
      Notes payable                                                                          10,923        12,330
      Current maturities of long-term debt                                                    2,876         2,791
      Accounts payable                                                                        4,764         6,169
      Accrued liabilities                                                                    18,233        23,490
      Liabilities associated with assets held for sale                                       17,615            --
      Customer advance deposits                                                               3,905         2,824
      Dividends payable (Note 10)                                                               731           742
------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                        208,238       238,588

LONG-TERM DEBT, net of current maturities                                                     6,618        11,483
DEFERRED INCOME TAXES                                                                            --         1,460
------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                214,856       251,531
------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)
MINORITY INTEREST                                                                               419         1,191
STOCKHOLDERS' EQUITY (Note 10):
      Preferred stock                                                                            --            --
      Common stocks-
           Class A                                                                               57            57
           Class B                                                                               75            75
      Additional paid-in-capital                                                             84,471        84,471
      Retained earnings                                                                       6,110        24,672
------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                        90,713       109,275
------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                                     $ 305,988     $ 361,997
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                FOR THE YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                                 COMMON STOCK
                                            ---------------------       TOTAL  ADDITIONAL
                                             CLASS A     CLASS B       COMMON     PAID-IN    RETAINED
[in thousands, except share amounts]          SHARES      SHARES        STOCK     CAPITAL    EARNINGS        TOTAL
-------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1998                   5,731,008   7,450,492   $     132   $  84,471   $  16,467    $ 101,070
Net income                                         --          --          --          --       1,668        1,668
-------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 1999                   5,731,008   7,450,492         132      84,471      18,135      102,738
Net income                                         --          --          --          --       6,537        6,537
-------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2000                   5,731,008   7,450,492         132      84,471      24,672      109,275
Net loss                                           --          --          --          --     (18,562)     (18,562)
-------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001                   5,731,008   7,450,492   $     132   $  84,471   $   6,110    $  90,713
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE YEARS ENDED JANUARY 31,
------------------------------------------------------------------------------------------------------------------
[in thousands]                                                                 2001           2000           1999
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                         $ (18,562)     $   6,537      $   1,668
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
       Depreciation and amortization                                          7,465         12,950         10,506
       Deferred taxes                                                        (5,950)        (2,980)          (428)
       Minority interest                                                         11            (60)           135
       Loss on sale of irrigation division assets                                --             --          1,360
       Gain on sale of RDO Rental Co.                                            --           (786)            --
       Loss on sale, restructuring charges and asset impairment              11,200             --             --
       Change in operating assets and liabilities:
            Accounts receivable                                               5,790           (972)       (14,519)
            Inventories                                                      20,756          8,098         25,719
            Prepaid expenses                                                   (984)           524           (667)
            Deposits                                                           (236)            57            792
            Floor plan payables                                              (6,301)       (11,987)        14,056
            Accounts payable and accrued liabilities                         (5,002)         8,093           (188)
            Customer advance deposits                                         2,382            702           (747)
------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                   10,569         20,176         37,687
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net purchases of rental equipment                                            (2,118)          (485)       (19,769)
Net purchase of property and equipment                                       (2,357)        (3,409)        (5,132)
Net assets of acquisitions                                                   (1,495)        (4,404)       (25,455)
Proceeds on sale of dealership                                                2,687             --             --
Retained investment and service fee on securitized receivables                   --          3,813         (3,813)
Other, net                                                                       42           (389)        (1,240)
------------------------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                      (3,241)        (4,874)       (55,409)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                         89          7,322         15,505
Payments on long-term debt                                                   (2,582)       (15,403)        (9,330)
Net proceeds (payments) of bank lines and short-term notes payable           (1,407)        (3,065)        11,561
------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used for) financing activities        (3,900)       (11,146)        17,736
------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                         3,428          4,156             14
CASH AND CASH EQUIVALENTS, beginning of year                                  4,207             51             37
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                    $   7,635      $   4,207      $      51
==================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the results of RDO Equipment Co., a C corporation ("RDO") and its wholly-owned subsidiaries, RDO Construction Equipment Co., RDO Agriculture Equipment Co., RDO Truck Center Co., RDO Financial Services Co., RDO Material Handling Co., Minnesota Valley Irrigation, Inc. ("MVI"), Hall GMC, Inc., Hall Truck Center, Inc., and its majority-owned subsidiaries Salinas Equipment Distributors, Inc. ("SED") (92%) and RDO Rental Co. (80%). In November 1998, the assets of MVI were sold to a related party (see Notes 3 and 12). In January 2000, RDO sold all of its shares of RDO Rental Co. (see Note 4). Subsequent to January 31, 2001, the Company purchased the remaining minority interest in SED (see Note 4). RDO and its consolidated subsidiaries are referred to herein as the Company.

BUSINESS

         As a specialty retailer, the Company distributes, sells, services, rents and finances equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, including units of state, local and federal government and utility companies. Accordingly, the Company's results of operations can be significantly impacted by the general economic health of these industries. The Company's stores are located in Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington.

         The Company's major suppliers of new equipment, trucks and parts for sale are Deere and Volvo. The percentage of the Company's revenues generated from these major suppliers' products are as follows:

                                          2001          2000          1999
--------------------------------------------------------------------------------
Deere & Company                            36%           35%           43%
Volvo AB                                    9%           10%            2%
================================================================================

         No other suppliers' products accounted for more than 10% of the Company's total revenues.

         As discussed in Note 12, the Company has significant transactions with related parties, primarily related to financing arrangements.

DEERE DEALERSHIP AGREEMENTS

         The Company has agreements with Deere, which authorize the Company to act as an authorized dealer of Deere construction and agricultural equipment. The dealer agreements continue until terminated by Deere or the Company in accordance with the specified provisions.

         The Company is required to meet certain performance criteria and equity ratios, maintain suitable facilities, actively promote the sale of Deere equipment, fulfill warranty obligations and maintain stores only in the authorized locations. Ronald D. Offutt is also required to maintain certain voting control and ownership interests. The agreements also contain certain provisions that must be complied with in order to retain the Company's dealership agreements in the event of the death of Ronald D. Offutt and a subsequent change in control, as defined. The Company was in compliance with the terms of the Deere agreements at January 31, 2001.

         Deere is obligated to make floor plan and other financing programs available to the Company that it offers to other dealers, provide promotional and marketing materials, and authorize the Company to use Deere trademarks and trade names.

2. SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities. The ultimate results could differ from those estimates. Estimates are used for such items as valuation of used equipment and truck inventory, depreciable lives of property and equipment, allowance for uncollectible accounts, cash flows on securitized transactions, guarantees, inventory, self-insurance reserves, restructuring charges and asset impairment charges. As better information becomes available or as actual amounts are determinable, the recorded estimates are revised.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments in financial institutions in excess of federally insured limits and accounts receivable. Temporary cash investments are held with financial institutions, which the Company believes subject it to minimal risk. The Company monitors its customers' financial condition to minimize its risks associated with accounts receivable, but does not require collateral on all receivables from its customers.

INVENTORIES

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

Inventories consisted of the following as of January 31:

(IN THOUSANDS)                          2001           2000
-----------------------------------------------------------
New equipment and trucks           $ 112,190      $ 149,018
Used equipment and trucks             33,090         39,159
Parts and other                       23,810         29,379
-----------------------------------------------------------
Total                              $ 169,090      $ 217,556
===========================================================

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Improvements which extend the useful life of the related item are capitalized and depreciated.

Depreciation is provided for over the estimated useful lives of the individual assets using accelerated and straight-line methods.

         The Company follows the guidelines of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in determining whether an impairment of property and equipment or other long-lived assets has occurred. Specifically, the Company's policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate the remaining book value of the assets may not be recoverable.

         Property and equipment consisted of the following as of January 31:

(IN THOUSANDS)                                   2001          2000        LIVES
--------------------------------------------------------------------------------
Land                                         $    481      $    501           --
Buildings and improvements                      6,828         7,141       5-31.5
Equipment, furniture and fixtures              20,382        20,546          3-7
Rental equipment                                8,603         8,828          3-7
Construction in progress                          203           368           --
--------------------------------------------------------------------------------
     Total                                     36,497        37,384
Accumulated depreciation                      (17,781)      (15,440)
--------------------------------------------------------------------------------
Property and equipment, net                  $ 18,716      $ 21,944
================================================================================

INCOME TAXES

         Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using the currently enacted marginal tax rate.

REVENUE RECOGNITION

         Revenue on equipment, truck and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time such services are provided. In addition to outright sales of new and used equipment, sales include equipment purchased under rent-to-purchase agreements. Customers may be given a period of up to six months to exercise the option to purchase the rented equipment and may be allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased.

SECURITIZED RECEIVABLES

         During fiscal 2000 and 1999, certain loan and lease receivables were securitized wherein they were sold to a special-purpose corporation which is a related party. The Company retained a minimum investment in sold receivables, limited to 10%. Upon sale, a gain was recognized on the receivables for the difference between carrying values and the sales proceeds based on estimates of future expected cash flows including adjustments for prepayments and credit losses. The Company serviced the underlying receivables on behalf of the special-purpose corporation in return for a fee. The Company sold approximately $29.4 million and $57.1 million of loan and lease receivables during fiscal 2000 and 1999, respectively. Approximately $1.6 million and $2.2 million of gains on sales and servicing fee income were recognized as financial service revenues in the accompanying statement of operations during fiscal 2000 and 1999, respectively. In December 1999, the Company replaced its securitization financing structure in favor of new financing arrangements and incurred a one-time loss of $399,000 reflected as a reduction of financial service revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Unless otherwise disclosed, the carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, floor plan payables, and notes payable approximate fair value because of relatively short terms or variable rates on these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective February 1, 2000, the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

         In December of 1999, the Securities and Exchange Commission staff ("SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, summarizes some of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Effective February 1, 2000, the Company adopted SAB 101 and the adoption had no effect on the Company's consolidated statements of operations.

3. LOSS ON SALE, RESTRUCTURING CHARGES AND ASSET IMPAIRMENT:

         During the fourth quarter of fiscal 2001, the Company approved a comprehensive plan to restructure management and to divest itself of the majority of its heavy-duty truck division to lower the Company's cost structure and narrow its focus to its core business lines. The Company recognized charges to operations of $11.2 million in the fourth quarter, which reflected the estimated costs the Company will incur. These charges were developed based on management's best judgements and estimates.

         The $11.2 million of charges include a $3.0 million loss related to the sale of the Company's truck business in Roseville, Minnesota, during the fourth quarter; estimated losses on the anticipated sale of the Riverside, California, and Dallas and Fort Worth, Texas truck businesses in the first half of fiscal 2002; severance related to employee terminations; and asset impairments. The Company accrued approximately $800,000 of severance costs relating to the elimination of approximately 11 salaried management positions. Through January 31, 2001, the Company had eliminated one of these management positions. The asset impairments consist of long-lived assets, including fixed assets, leasehold improvements and associated lease obligations; and goodwill relating to the Company's truck division. Impairment was measured based on estimated proceeds from the expected sales of the Company's truck businesses. The assets associated with the truck businesses yet to be sold are classified as assets held for sale on the balance sheet totaling approximately $23.0 million. These assets are no longer being depreciated, as they are no longer being used in operations. Liabilities associated with the assets held for sale totaled approximately $17.6 million and were primarily comprised of truck floor plan financing, trade payables and other current liabilities. Operating losses from the truck dealership sold and the truck businesses to be sold totaling approximately $13.3 million are included in the Company's truck segment (Note
14).

         Costs incurred and charged to reserves during the year ended January 31, 2001 amounted to approximately $7.2 million of asset impairment. As of January 31, 2001, the remaining reserves consisted of approximately $800,000 related to severance costs and approximately $200,000 related to lease and other obligations. The Company anticipates paying the majority of these costs in fiscal 2002 with the exception of one two-year severance contract.

         During the third quarter of fiscal 1999, the Company initiated corporate actions designed to generate cash, fund growth opportunities, discontinue non-strategic operations and achieve more cost efficient operations. These initiatives were undertaken as the Company assessed current industry and financial market conditions, primarily the financial problems in the agricultural economy that were projected to impact the Company's future business. These initiatives included one-time, non-recurring charges relating to inventory and asset writedowns, reserves and severance costs. The Company took a $15.0 million inventory charge, which is included in cost of revenues and a $2.2 million restructuring charge in connection with asset writedowns and severance costs, which included exiting the agricultural irrigation equipment business.

4. BUSINESS COMBINATIONS:

         During fiscal 2000, the Company completed two acquisitions of heavy-duty truck operations. These acquisitions were accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill, amortized over 30 years.

         The following summarizes the assets acquired, liabilities assumed and cash purchase price of the acquisitions made during the fiscal years ended January 31:

(IN THOUSANDS)                                                             2000
--------------------------------------------------------------------------------
Assets acquired                                                        $ 25,247
Less: liabilities assumed                                                20,843
--------------------------------------------------------------------------------
Cash purchase price                                                    $  4,404
================================================================================
Number of acquisitions                                                        2
================================================================================

         During the first quarter of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. The Company also purchased the remaining 11% minority interest in Salinas Equipment Distributors, Inc. Approximately 3% of the minority interest was purchased during the fourth quarter of fiscal 2001 and the remaining 8% was purchased subsequent to the end of fiscal 2001. The net purchase price totaled approximately $300,000 and $800,000, respectively.

         The accompanying unaudited pro forma results of operations for the fiscal year ended January 31, 2000 give effect to the above acquisitions as if they were completed at the beginning of fiscal 2000. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations as of January 31:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2000
--------------------------------------------------------------------------------
Revenues                                                              $ 717,183
================================================================================
Net income                                                              $ 6,312
================================================================================
Weighted average shares outstanding - basic                              13,182
================================================================================
Weighted average shares outstanding - diluted                            13,184
================================================================================
Basic and diluted net income per share                                  $  0.48
================================================================================

         On January 17, 2001, the Company sold the assets of its heavy-duty truck dealership in Roseville, Minnesota. The net proceeds totaled approximately $2.7 million. The Company recognized a loss of approximately $3.0 million on the sale.

           On January 31, 2000, the Company sold its interest in its 80% owned subsidiary RDO Rental Co. The gross proceeds, net of inter-company debt, were approximately $6.2 million. The Company recognized a $786,000 gain on the sale.

5. FLOOR PLAN PAYABLES:

         Floor plan payables are financing arrangements for inventory. The terms of these arrangements may include a one- to twelve-month interest-free term followed by a term during which interest is charged. Payoff of the floor plan payables generally occurs at the earlier of sale of the inventory or in accordance with the terms of the financing arrangements. All amounts owed to Deere are guaranteed by Ronald D. Offutt and are collateralized by inventory.

Floor plan payables consisted of the following as of January 31:

(IN THOUSANDS)                                                                                 2001            2000
---------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING:
   Deere Credit Services, Inc., revolving borrowing base facility, interest at
      8.75% at January 31, 2001, based on prime                                              $  73,900     $  56,550
   Ag Capital Company (affiliate), 10.22% at January 31, 2001, based on LIBOR                   24,000        13,509
   Volvo Commercial Finance LLC The Americas, 8.25% to 8.5% at January 31,
      2001, based on prime (included in liabilities associated with assets held for sale)       13,611        31,539
   Deere & Company, due as inventory is sold, 8.0% to 10.0% at January 31, 2001,
      based on prime                                                                             8,205         4,197
   General Motors Acceptance Corporation, 9.0% at January 31, 2001, based
      on prime                                                                                   4,068         7,358
   Associates Commercial Corporation, 9.0% at January 31, 2001, based on prime                     291         9,441
   Deere Credit Services, Inc., inventory notes, due as inventory is sold, interest at
      Various rates, 7.75% to 9.5% at January 31, 2001                                             283           951
   Other                                                                                           762         1,359
   Banc of America Leasing & Capital LLC credit facility paid off during the year                   --        32,500
   Amount included in liabilities associated with assets held for sale                         (13,611)           --
---------------------------------------------------------------------------------------------------------------------
                                                                                               111,509       157,404
---------------------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING:
   Deere & Company                                                                              36,167        27,104
   Deere Credit Services, Inc.                                                                   1,515         4,813
   Other                                                                                            --           921
---------------------------------------------------------------------------------------------------------------------
                                                                                                37,682        32,838
---------------------------------------------------------------------------------------------------------------------
   Total                                                                                     $ 149,191     $ 190,242
=====================================================================================================================

         The Company has certain floor plan financing agreements containing various restrictive covenants, which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all floor plan covenants at January 31, 2001.

6. NOTES PAYABLE AND LONG-TERM DEBT:

NOTES PAYABLE

Notes payable consisted of the following as of January 31:

(IN THOUSANDS)                                                                                  2001           2000
--------------------------------------------------------------------------------------------------------------------
Ag Capital Company (affiliate), operating lines                                              $10,923        $12,330
Bank operating lines                                                                              --             --
--------------------------------------------------------------------------------------------------------------------
Total notes payable                                                                          $10,923        $12,330
====================================================================================================================

         The Company's operating lines of credit provide maximum borrowings totaling $20.0 million and $25.0 million for fiscal 2001 and 2000, respectively. These operating lines have varying maturity dates through July 1, 2001 with variable interest rates based on LIBOR and prime. The highest balances outstanding under these lines were $17.7 million and $23.0 million for fiscal years ended January 31, 2001 and 2000, respectively. The weighted average interest rates on these lines during such periods were 9.03% and 7.92%, respectively.

LONG-TERM DEBT

Long-term debt consisted of the following as of January 31:

(IN THOUSANDS)                                                                   2001          2000
----------------------------------------------------------------------------------------------------
Ag Capital Company (affiliate), due in various amounts through February
   2006, interest (fixed and variable 9.7% to 10.22%), collateralized by
   various receivables and fixed assets of the Company                      $   6,323     $   8,151
Volvo Trucks North America, Inc., due in various amounts through
   September 2004, 8.5% at January 31, 2001, based on prime, unsecured          2,640         2,640
Volvo Trucks North America, Inc., due in various amounts through
   September 2002, interest free, unsecured                                       114         2,400
Other                                                                             417         1,083
----------------------------------------------------------------------------------------------------
Total                                                                           9,494        14,274
Less current maturities of long-term debt                                      (2,876)       (2,791)
----------------------------------------------------------------------------------------------------
Total long-term debt, net of current maturities                             $   6,618     $  11,483
====================================================================================================

Future long-term debt maturities as of January 31, 2001 are as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------
2002                                                              $ 2,876
2003                                                                4,611
2004                                                                  724
2005                                                                1,265
2006                                                                   18
Thereafter                                                             --
--------------------------------------------------------------------------
Total                                                             $ 9,494
==========================================================================

         The Company has notes payable and long-term debt agreements containing various restrictive covenants, which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with all notes payable and long-term debt covenants at January 31, 2001.

7. EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and the net income (loss) per share for the fiscal years ended January 31:

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                                        2001          2000         1999
-----------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                          $ (18,562)    $   6,537    $   1,668
=================================================================================================================
Weighted average number of common shares outstanding - basic                   13,182        13,182       13,182
Dilutive effect of option plan                                                     --             2           19
-----------------------------------------------------------------------------------------------------------------
Common and potential common shares outstanding - diluted                       13,182        13,184       13,201
=================================================================================================================
Basic and diluted net income (loss) per share                               $   (1.41)    $    0.50    $    0.13
=================================================================================================================

8. EMPLOYEE BENEFIT PLANS:

401(k) EMPLOYEE SAVINGS PLAN

         The Company's employees participate in a 401(k) employee savings plan, which covers substantially all employees. The Company matches a portion of employee contributions. Company contributions were $750,000, $643,000 and $580,000 for the fiscal years ended January 31, 2001, 2000 and 1999, respectively.

EMPLOYEE HEALTH BENEFIT TRUST

         The Company participates in a tax-exempt voluntary employee benefit trust sponsored by an affiliate, which provides health and dental benefits for full-time employees. In the event of a deficiency in the trust, additional monthly premiums could be assessed to the Company. The maximum liability to the Company is limited by stop-loss insurance to the lesser of $50,000 per employee or 120% of expected claims for the year.

STOCK-BASED COMPENSATION PLAN

         The Company's 1996 Stock Incentive Plan (the Plan) provides incentives to key employees, directors, advisors and consultants of the Company. The Plan, which is administered by the Compensation Committee of the Board of Directors (the Committee), provides for an authorization of shares of Class A common stock for issuance thereunder limited to 10% of the total number of shares of common stock issued and outstanding. Under the Plan, the Company may grant eligible recipients incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock awards, or any combination thereof. The Committee establishes the exercise price, vesting schedule and expiration date of any stock options granted under the Plan. Options outstanding at January 31, 2001 vest immediately or up to a five year schedule and expire two to ten years after the date of grant.

         During fiscal 1999, the board of directors approved a repricing of all outstanding stock options held by the Company's employees. Under the repricing, its employees were given the option to exchange their current stock options for 35% fewer options with an exercise price of $10, which was slightly greater than the fair market value ($9.0625) of the Company's common stock on that date. A total of 468,500 options formerly priced at $15.50 to $17.25 were exchanged for 304,525 options priced at $10. The new options vest 20% per year starting on the new date of grant.

Information regarding the Plan as of January 31, is as follows:

                                                    2001                       2000                       1999
------------------------------------------------------------------------------------------------------------------------
                                                         WEIGHTED                   WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE                    AVERAGE
                                                         EXERCISE                   EXERCISE                   EXERCISE
                                            OPTIONS         PRICE      OPTIONS         PRICE      OPTIONS         PRICE
------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of  year             829,250     $   10.35      696,525     $   11.74      578,500     $   15.50
Granted                                     121,834          5.33      220,000          5.95      629,025         11.75
Canceled                                   (364,110)         9.44      (87,275)        10.30     (511,000)        16.01
Exercised                                        --            --           --            --           --            --
------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                    586,974     $    9.88      829,250     $   10.35      696,525     $   11.74
========================================================================================================================
Exercisable, end of year                    359,094     $   10.19      406,010     $    9.68      169,905     $   13.23
========================================================================================================================
Weighted average fair value of
   options granted                                      $    2.27                  $    2.81                  $    4.99
========================================================================================================================

         Options outstanding at January 31, 2001 have exercise prices ranging from $4.00 to $15.50 and a weighted average remaining contractual life of 7.37 years.

         The Company accounts for the Plan under APB Opinion No. 25, under which no compensation cost has been recognized for options granted to employees. Had compensation cost for the Plan been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income (loss) and pro forma net income (loss) per common share would have been as follows at January 31:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                   2001          2000         1999
------------------------------------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                                                     $ (18,562)    $   6,537    $   1,668
=======================================================================================================================
   Pro forma                                                                       $ (19,083)    $   5,680    $     823
=======================================================================================================================
Basic and diluted net income (loss) per share:
   As reported                                                                     $   (1.41)    $    0.50    $    0.13
=======================================================================================================================
   Pro forma                                                                       $   (1.45)    $    0.43    $    0.06
=======================================================================================================================


         In determining the pro forma compensation cost of the options granted during fiscal 2001, 2000 and 1999, as specified by SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

                                                                          2001                2000            1999
-----------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                                  6.30%               6.24%           4.99%
Expected life of options granted                                         3.28 years          4.60 years      4.90 years
Expected volatility of options granted                                  55.70%              46.29%          44.93%
=======================================================================================================================

9. INCOME TAXES:

The components of the income tax provision (benefit) are summarized as follows as of January 31:

(IN THOUSANDS)                                                               2001          2000          1999
--------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                              $  (6,783)    $   7,080     $   1,425
   State                                                                       --         1,152           240
Deferred income tax provision (benefit)                                    (5,950)       (2,980)         (428)
--------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                          $ (12,733)    $   5,252     $   1,237
==============================================================================================================

         The current year components of the benefit from income taxes includes a receivable of federal tax relating to the Internal Revenue Service allowing the Company to carry back the current year net operating loss to recapture taxes paid in previous years. The Company has recorded an income tax receivable of $8.1 million. This receivable is comprised of the recapture of taxes and the refund of tax deposits made by the Company during the first half of fiscal 2001.

         The primary difference between the federal statutory rate of 35%, 35% and 34% for the fiscal years ended January 31, 2001, 2000 and 1999, respectively, and the income tax provision (benefit) represents the impact of state income taxes, net of the federal benefit. In addition, the fiscal 2000 tax rate was affected by additional taxes relating to the structure of the sale of RDO Rental Co.

         The net current deferred tax asset and the net long-term deferred tax asset (liability) consisted of the following temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at January 31:

(IN THOUSANDS)                                                                            2001          2000
-------------------------------------------------------------------------------------------------------------
Accruals and other reserves                                                          $   3,430     $   2,230
Inventory                                                                                2,530         2,120
Compensation accruals                                                                    1,040           560
-------------------------------------------------------------------------------------------------------------
   Net current deferred tax asset                                                        7,000         4,910
-------------------------------------------------------------------------------------------------------------
Property and equipment                                                                  (1,130)         (850)
Goodwill                                                                                 1,360          (880)
Credits and net operating loss carryforwards                                             2,050            --
Other                                                                                      120           270
-------------------------------------------------------------------------------------------------------------
   Net long-term deferred tax asset (liability)                                          2,400        (1,460)
-------------------------------------------------------------------------------------------------------------
   Total                                                                             $   9,400     $   3,450
=============================================================================================================

10. CAPITAL STOCK AND DIVIDENDS PAYABLE:

CAPITAL STOCK

         The authorized capital stock of the Company consists of 20,000,000 shares of Class A common stock, 7,500,000 shares of Class B common stock and 500,000 shares of preferred stock, each with a par value of $0.01 per share. The economic rights of each class of common stock are the same, but the voting rights differ. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to four votes per share. In addition, the shares of Class B common stock contain restrictions as to transferability and are convertible into shares of Class A common stock on a one-for-one basis.

DIVIDENDS PAYABLE

         Prior to the Company's initial public offering in January 1997, an S corporation distribution was made in connection with the termination of the Company's S corporation tax status. A portion of this distribution was retained by the Company for any potential tax liabilities related to the previously filed federal and state S corporation tax returns. The balance remaining to be distributed as of January 31, 2001 was $731,000.

11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases retail space, vehicles and rental equipment under various noncancelable operating leases. The leases have varying terms and expire at various dates through 2012. Generally, the leases require the Company to pay taxes, insurance and maintenance costs. Lease expense was $10.9 million, $13.7 million and $11.3 million for fiscal 2001, 2000 and 1999, respectively.

         Future minimum lease payments, by year, required under leases with initial or remaining terms of one year or more consist of the following:

(IN THOUSANDS)
-----------------------------------------------------
2002                                         $11,483
2003                                           9,347
2004                                           7,595
2005                                           4,963
2006                                           3,766
Thereafter                                    15,834
-----------------------------------------------------
Total                                        $52,988
=====================================================

GUARANTEES

         Certain credit companies provide financing to the Company's customers. A portion of this financing is with recourse to the Company. The contingent liability relating to affiliate contracts is capped at 10% of the amount of the aggregate outstanding contracts. Certain construction contracts with Deere Credit are full recourse while agricultural contracts are limited to a cash deposit amounting to 3% of the aggregate outstanding contracts. The Company also factors certain accounts receivable to Deere Credit with recourse, which therefore may be charged back to the Company. The contingent liability relating to The Associates ranges from 5% to 10% of the individual contract's outstanding balance. These customer notes are collateralized by the customer-owned equipment.

As of January 31, 2001, the contingent liability and off-setting deposits are as follows:

                                                                        FINANCE
                                                     GUARANTEED        DEPOSITS
(IN THOUSANDS)                                          AMOUNTS      RECEIVABLE
--------------------------------------------------------------------------------
Deere Credit Services, Inc.                            $  4,804           $ 857
Associates Commercial Corporation                         8,819              --
ACL Company, LLC (affiliate)                                326              --
Ag Capital Company (affiliate)                              253              --
Other                                                       632              --
--------------------------------------------------------------------------------
Total                                                  $ 14,834           $ 857
================================================================================

MINIMUM REPURCHASE GUARANTEES

         The Company has entered into sales agreements with certain customers, which are subject to repurchase agreements. Pursuant to these agreements, the Company, at the discretion of the customer, may be required to repurchase equipment at specified future dates at specified repurchase prices. With respect to these agreements, the Company believes the estimated future retail values of the equipment equals or exceeds the guaranteed repurchase prices. The Company accounts for significant transactions which have a guaranteed repurchase feature as leases.

The Company's existing repurchase agreements as of January 31, 2001 expire as follows:

(IN THOUSANDS)
-----------------------------------------------------
2002                                         $ 3,050
2003                                           2,374
2004                                           1,497
2005                                           1,398
2006                                           1,321
Thereafter                                       ---
-----------------------------------------------------
Total                                        $ 9,640
=====================================================

LITIGATION

         In June 2000, the Company received written notice from JDCEC, effective June 21, 2001, JDCEC would terminate the Company's dealership agreements for the Burnsville, Minnesota and Phoenix, Arizona areas of responsibility. JDCEC cited the Company was allegedly in violation of certain market penetration requirements in the Company's dealer agreements. JDCEC also filed an arbitration demand that sought confirmation of its allegations. In July 2000, the Company filed counter suits against JDCEC, CSFB, and Nortrax. In August 2000, the trial court ordered the parties to arbitrate these claims. In October 2000, the Company additionally filed an antitrust suit against CSFB. On December 28, 2000, all parties entered into a comprehensive settlement agreement resolving these disputes. As part of the resolution, the Company signed new dealership agreements with JDCEC.

         In the normal course of business, the Company is subject to various claims, legal actions, contract negotiations and disputes. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such claims will not have a material adverse effect on the results of operations and cash flows of the Company.

12. RELATED-PARTY TRANSACTIONS:

         The Company's summary of significant related-party transactions is as follows:

         a. Ag Capital and ACL Company, LLC provide financing to customers purchasing equipment, parts and repair service from the Company. The Company is contingently liable to these related parties on a portion of this customer financing as summarized in Note 11.

         b. In addition, the Company has floor plan payables, notes payable and long-term debt owed to Ag Capital to finance inventory, various receivables and fixed assets as summarized in Notes 5 and 6. Interest expense paid to related parties totaled $3.2 million, $3.6 million and $2.1 million in fiscal 2001, 2000 and 1999, respectively.

         c. The Company had sales to related parties totaling $2.7 million, $2.2 million and $7.1 million in fiscal 2001, 2000 and 1999, respectively. The Company also leases certain retail space and vehicles from related parties. Total lease expense for these leases totaled $4.7 million, $6.2 million and $5.9 million in fiscal 2001, 2000 and 1999, respectively.

         d. In fiscal 1999, the Company sold the assets of MVI, its agricultural irrigation equipment business, to a related party. The sales price was approximately $5.0 million resulting in a loss of approximately $1.4 million.

13. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Supplemental cash flow disclosures for the Company as of January 31 are as follows:

(IN THOUSANDS)                                                              2001         2000         1999
-----------------------------------------------------------------------------------------------------------
Cash payments for interest                                              $ 13,230     $ 13,744     $ 13,692
===========================================================================================================
Cash payments for income taxes                                          $  4,663     $  2,444     $  6,730
===========================================================================================================
Supplemental disclosures of non-cash investing and financing activities:
      Increase in assets related to acquisitions through issuance
         and assumption of debt                                               --     $ 20,843     $ 25,577
      Decrease in assets related to sale of RDO Rental Co. stock              --     $ 39,217           --
      Increase in long-term debt related to refinancing
          of short-term debt                                                  --     $  5,000           --
      Sale of rental assets for purchaser's assumption of debt                --     $  2,526           --
      Decrease in assets related to sale of dealership assets
         through issuance of a receivable and purchaser's
         assumption of debt                                             $ 10,818           --     $  5,000
===========================================================================================================

14. SEGMENT INFORMATION:

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

The following table shows the Company's business segments and related financial information for fiscal 2001, 2000 and 1999:

                                                                                                 FINANCIAL
                                                                                              SERVICES AND
(IN THOUSANDS)                    CONSTRUCTION          TRUCK   AGRICULTURAL         RENTAL      CORPORATE         TOTAL
-------------------------------------------------------------------------------------------------------------------------
2001:
-------------------------------------------------------------------------------------------------------------------------
   Revenues from
      external customers             $ 316,577      $ 187,138      $ 170,891      $      --      $   5,772     $ 680,378
   Interest income                           2             53            562             --             --           617
   Interest expense                      6,506          4,013          2,059             --             --        12,578
   Depreciation and
     amortization                        2,530          1,205          2,697             --          1,033         7,465
   Income (loss) before income
     taxes and minority interest        (9,575)       (24,486)         1,385             --          1,392       (31,284)
   Identifiable assets                 153,512         42,746         69,131             --         40,599       305,988
   Capital expenditures                    786            268          1,856             --          1,565         4,475
=========================================================================================================================

2000:
-------------------------------------------------------------------------------------------------------------------------
   Revenues from                                                                        (1)            (1)
      external customers             $ 336,964      $ 178,774      $ 139,160      $  27,389      $   6,683     $ 688,970
   Interest income                          53            167            570             27             --           817
   Interest expense                      6,594          2,416          3,152          2,374             --        14,536
   Depreciation and
     amortization                        2,509            909          3,235          5,079          1,218        12,950
   Income (loss) before income
     taxes and minority interest         9,687           (223)         1,032         (1,185)         2,418        11,729
   Identifiable assets                 153,790         89,363         76,524             --         42,320       361,997
   Capital expenditures                   (383)           918           (341)         2,231          1,469         3,894
=========================================================================================================================

1999:
-------------------------------------------------------------------------------------------------------------------------
   Revenues from
      external customers             $ 312,194      $  75,119      $ 162,443      $  23,880      $   4,988     $ 578,624
   Interest income                          11             65            534            101             --           711
   Interest expense                      6,304            819          3,398          2,617             --        13,138
   Depreciation and
     amortization                        2,205            414          2,711          4,061          1,115        10,506
   Income (loss) before income
     taxes and minority interest         6,346          1,457         (6,911)           243          1,905         3,040
   Identifiable assets                 173,441         33,638        102,967         41,908         27,266       379,220
   Capital expenditures                  6,211            511          3,511         12,947          1,721        24,901
=========================================================================================================================

         (1)The Company sold RDO Rental Co. January 31, 2000. The rental segment includes the operations for RDO Rental Co. for a full year and identifiable assets are net of the sale. The financial services and corporate segment includes the receivable and gain on the sale.

15. UNAUDITED QUARTERLY FINANCIAL DATA:

(IN THOUSANDS, EXCEPT PER SHARE DATA)    FIRST        SECOND          THIRD         FOURTH     TOTAL YEAR
----------------------------------------------------------------------------------------------------------
FISCAL 2001:
----------------------------------------------------------------------------------------------------------
   Total revenues                    $ 185,935     $ 183,452      $ 176,424      $ 134,567      $ 680,378
   Gross profit                         28,968        27,955         24,060         17,812         98,795
   Net income (loss)                       871        (1,297)        (4,171)       (13,965)       (18,562)
   Net income (loss) per share -
      basic and diluted                   0.07         (0.10)         (0.32)         (1.06)         (1.41)
==========================================================================================================

FISCAL 2000:
----------------------------------------------------------------------------------------------------------
   Total revenues                    $ 180,542     $ 177,211      $ 165,522      $ 165,695      $ 688,970
   Gross profit                         30,731        33,195         32,204         25,963        122,093
   Net income (loss)                     2,130         3,842          2,313         (1,748)         6,537
   Net income (loss) per share -
      basic and diluted                   0.16          0.29           0.18          (0.13)          0.50
==========================================================================================================

See Note 3 for unusual and restructuring charges incurred during the fourth quarter of fiscal 2001.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RDO Equipment Co.:

We have audited the accompanying consolidated balance sheets of RDO Equipment Co. (a Delaware corporation) and Subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RDO Equipment Co. and Subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Minneapolis, Minnesota,
March 8, 2001

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

           (a)(1)   FINANCIAL STATEMENTS.

                    None.

           (a)(2)   FINANCIAL STATEMENT SCHEDULES.

                    Schedule II, Valuation and Qualifying Accounts for the Year Ended January 31, 2001, is included in this Form 10-K at page 56, including Report of Independent Public Accountants.

                    All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

           (a)(3)   EXHIBITS.

                    The exhibits to this Form 10-K are listed in the Exhibit Index on pages 57, 58 and 59 below. Copies of these exhibits are available upon request to RDO Equipment Co., Stockholder Relations, P.O. Box 7160, Fargo, North Dakota 58106-7160 or to invest@rdoequipment.com.

           (b)   REPORTS ON FORM 8-K.

                    None.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2001
                                 RDO EQUIPMENT CO.

                                 By: /s/ Ronald D. Offutt
                                     --------------------
                                     Ronald D. Offutt
                                     Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Title
---------                        -----

/s/ Ronald D. Offutt             Chairman of the Board, Chief Executive Officer,
-----------------------------    President and Director (principal executive
Ronald D. Offutt                 officer)

/s/ Thomas K. Espel              Chief Financial Officer and Treasurer
-----------------------------    (principal financial officer)
Thomas K. Espel

/s/ David M. Horner              Director of Accounting and Reporting
-----------------------------    (principal accounting officer)
David M. Horner

/s/ Paul T. Horn                 Director
-----------------------------
Paul T. Horn

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

/s/ Bradford M. Freeman          Director
-----------------------------
Bradford M. Freeman

/s/ Ray A. Goldberg              Director
-----------------------------
Ray A. Goldberg

/s/ Norman M. Jones              Director
-----------------------------
Norman M. Jones

/s/ James D. Watkins             Director
-----------------------------
James D. Watkins

                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 2001, 2000, AND 1999

                                  BALANCE AT          ADDITIONS                        BALANCE AT
                                   BEGINNING      CHARGED TO COSTS                       END OF
                                   OF PERIOD        AND EXPENSES        DEDUCTIONS       PERIOD
--------------------------------------------------------------------------------------------------
January 31, 2001:
  Accrued Liabilities:
     Restructuring Reserve             --             $985,232              --          $985,232

January 31, 2000:
  Accrued Liabilities:
     Restructuring Reserve         $285,000              --              $285,000          --

January 31, 1999:
  Accrued Liabilities:
     Restructuring Reserve            --             $2,200,000         $1,915,000      $285,000
--------------------------------------------------------------------------------------------------




              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To RDO Equipment Co:


         We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in this Form 10-K, and have issued our report thereon dated March 8, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2), is the responsibility of the Company's management, is presented for purposes of complying with Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
March 8, 2001

              EXHIBIT INDEX FOR FISCAL YEAR ENDED JANUARY 31, 2001

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

4.2              Specimen Form of the Company's Class B           Incorporated by reference to Exhibit 4.3 to the
                 Common Stock Certificate                         Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

10.1             Agreement between Ronald D. Offutt, RDO          Incorporated by reference to Exhibit 10.1 to the
                 Equipment Co., John Deere Company and John       Company's Registration Statement on Form S-1
                 Deere Construction Equipment Company             (File No. 333-13267).

10.2             Agreement between RDO Equipment Co., John        Incorporated by reference to Exhibit 10.15 to
                 Deere Company and John Deere Construction        the Company's Registration Statement on Form S-1
                 Equipment Company                                (File No. 333-13267).

10.3             Form of Deere Agricultural Dealer Agreement      Incorporated by reference to Exhibit 10.2 to the
                 Package                                          Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

10.4             Dealer Agreement dated December 28, 2000         Incorporated by reference to Exhibit 10.1 to the
                 between John Deere Construction Equipment        Company's Form 8-K dated December 29, 2001.
                 Company and RDO Construction Equipment Co.       (File No. 1-12641)

10.5             Form of Deere Construction Equipment Dealer      Incorporated by reference to Exhibit 10.17 to
                 Agreement for Special Products                   the Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 2000. (File No.
                                                                  1-12641)

10.6             Deere Agricultural Dealer Finance Agreement      Incorporated by reference to Exhibit 10.6 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

10.7             Deere Construction Dealer Finance Agreement      Incorporated by reference to Exhibit 10.7 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

ITEM NO.         ITEM                                             METHOD OF FILING
--------         ----                                             ----------------
10.8             Indemnification Agreement between RDO            Incorporated by reference to Exhibit 10.16 to
                 Equipment Co. and Deere & Company                the Company's Annual Report on Form 10-K for
                                                                  the fiscal year ended January 31, 2000. (File
                                                                  No. 1-12641)

10.9             Release and Covenant Not to Sue dated December   Incorporated by reference to Exhibit 10.2 to
                 28, 2000 by RDO Equipment Co., RDO               the Company's Form 8-K dated December 29, 2001.
                 Construction Equipment Co., and Ronald D.        (File No. 1-12641)
                 Offutt and accepted by John Deere
                 Construction Equipment Company

10.10            Settlement Agreement and Mutual Release          Filed herewith.
                 between and among Ronald D. Offutt, RDO
                 Equipment Co., its affiliates and
                 subsidiaries, John Deere Construction
                 Equipment Company, its affiliates and
                 subsidiaries and Nortrax, Inc., its
                 affiliates and subsidiaries

10.11            Settlement Agreement and Mutual Release          Filed herewith.
                 between and among RDO Equipment Co., its
                 affiliates and subsidiaries, including RDO
                 Agriculture Equipment Co. and Salinas
                 Equipment Distributors, Inc. and John Deere
                 Company - a Division of Deere & Company

10.12            Corporate Service Agreement between RDO          Incorporated by reference to Exhibit 10.10 to
                 Equipment Co. and R.D. Offutt Company, dated     the Company's Registration Statement on Form
                 as of November 1, 1996                           S-1 (File No. 333-13267).

10.13            Tax Agreement Relating to S Corporation          Incorporated by reference to Exhibit 10.14 to
                 Distribution, with Supplement                    the Company's Registration Statement on Form
                                                                  S-1 (File No. 333-13267).

10.14            RDO Equipment Co. 1996 Stock Incentive Plan,     Incorporated by reference to Exhibit 10.8 to
                 including forms of option agreements*            the Company's Annual Report on Form 10-K for
                                                                  the fiscal year ended January 31, 1997. (File
                                                                  No. 1-12641)

10.15            Form of Agreement re: Confidentiality,           Incorporated by reference to Exhibit 10.15 to
                 Assignment of Inventions and Non-Competition*    the Company's Annual Report on Form 10-K for
                                                                  the fiscal year ended January 31, 1997. (File
                                                                  No. 1-12641)

10.16            Form of Indemnification Agreement*               Incorporated by reference to Exhibit 10.9 to
                                                                  the Company's Registration Statement on Form
                                                                  S-1 (File No. 333-13267).

10.17            RDO Equipment Co. Credit Agreement with Ag       Incorporated by reference to Exhibit 10.2 to
                 Capital Company                                  the Company's Quarterly Report on Form 10-Q for
                                                                  the fiscal quarter ended October 31, 2000.
                                                                  (File No. 1-12641)

ITEM NO.         ITEM                                             METHOD OF FILING
--------         ----                                             ----------------
10.18            RDO Material Handling Co. Credit Agreement       Incorporated by reference to Exhibit 10.3 to
                 with Ag Capital Company                          the Company's Quarterly Report on Form 10-Q for
                                                                  the fiscal quarter ended October 31, 2000.
                                                                  (File No. 1-12641)

10.19            RDO Financial Services Co. Credit Agreement      Incorporated by reference to Exhibit 10.4 to
                 with Norwest Bank North Dakota, N.A. and Ag      the Company's Quarterly Report on Form 10-Q for
                 Capital Company                                  the fiscal quarter ended October 31, 2000.
                                                                  (File No. 1-12641)

10.20            First Amendment to RDO Financial Services Co.    Filed herewith.
                 Credit Agreement with Wells Fargo Bank North
                 Dakota, N.A., f/k/a Norwest Bank North Dakota,
                 National Association and Ag Capital Company

10.21            RDO Construction Equipment Co. and RDO           Incorporated by reference to Exhibit 10.1 to
                 Agriculture Equipment Co. amended and restated   the Company's Quarterly Report on Form 10-Q for
                 loan agreement with John Deere Construction      the fiscal quarter ended July 31, 2000. (File
                 Equipment Company, Deere Credit, Inc., and       No. 1-12641)
                 John Deere Company

10.22            RDO Construction Equipment Co. and RDO           Incorporated by reference to Exhibit 10.2 to
                 Agriculture Equipment Co. amended and restated   the Company's Quarterly Report on Form 10-Q for
                 security agreement with John Deere               the fiscal quarter ended July 31, 2000. (File
                 Construction Equipment Company, Deere Credit,    No. 1-12641)
                 Inc., and John Deere Company

10.23            RDO Construction Equipment Co. and RDO           Incorporated by reference to Exhibit 10.3 to
                 Agriculture Equipment Co. guaranty with John     the Company's Quarterly Report on Form 10-Q for
                 Deere Construction Equipment Company, Deere      the fiscal quarter ended July 31, 2000. (File
                 Credit, Inc., and John Deere Company             No. 1-12641)

10.24            RDO Agriculture Equipment Co. and RDO            Incorporated by reference to Exhibit 10.1 to
                 Construction Equipment Co. Addendum to Amended   the Company's Quarterly Report on Form 10-Q for
                 and Restated Loan Agreement with John Deere      the fiscal quarter ended October 31, 2000.
                 Construction Equipment Company, Deere Credit,    (File No. 1-12641)
                 Inc., and John Deere Company

21.1             Subsidiaries                                     Filed herewith.

23.1             Consent of Independent Public Accountants        Filed herewith.

----------------------------------
* Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.