Form 10-Q
period 2001-04-30
RDO EQUIPMENT CO
filed 2001-06-14
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

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

       The number of shares outstanding of the registrant as of May 31, 2001:

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

                          PART I - FINANCIAL INFORMATON

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended April 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)           2001          2000
--------------------------------------------------------------------------------------
Revenues
    Equipment and truck sales                              $ 110,964     $ 138,237
    Parts and service                                         41,510        44,634
    Rental                                                     1,691         1,526
    Financial services                                           518         1,538
                                                           ---------     ---------
         Total revenues                                      154,683       185,935
Cost of revenues                                             129,320       156,967
                                                           ---------     ---------
Gross profit                                                  25,363        28,968
Selling, general and administrative expenses                  23,769        24,693
                                                           ---------     ---------
         Operating income                                      1,594         4,275
Interest expense                                              (2,960)       (2,392)
Interest income                                                  205           162
                                                           ---------     ---------
         Income (loss) before income taxes
             and minority interest                              (593)        1,477
Income tax benefit (provision)                                   237          (601)
                                                           ---------     ---------
Income (loss) before minority interest                          (356)          876
Minority interest                                                 --            (5)
                                                           ---------     ---------

Net income (loss)                                          $    (356)    $     871
                                                           =========     =========

Net income (loss) per share - basic and diluted            $   (0.03)    $    0.07
                                                           =========     =========

Weighted average shares outstanding - basic and diluted       13,182        13,182
                                                           =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     April 30,   January 31,
(IN THOUSANDS) (UNAUDITED)                                                2001          2001
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                      $  4,425     $  7,635
        Accounts receivable (less allowance for doubtful accounts)       45,153       41,612
        Income tax receivable                                             6,918        8,143
        Receivables from affiliates                                          79          114
        Inventories                                                     178,970      169,090
        Prepaid expenses                                                  1,167        1,499
        Assets held for sale                                             19,063       22,987
        Deferred income tax asset                                         6,580        7,000
                                                                       --------     --------
              Total current assets                                      262,355      258,080

Property and equipment, net                                              16,908       18,716
Other assets:
        Goodwill and other, net of accumulated amortization              25,774       25,619
        Deferred income tax asset                                         2,330        2,400
        Deposits                                                          1,303        1,173
                                                                       --------     --------

              Total assets                                             $308,670     $305,988
                                                                       ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         April 30,   January 31,
(IN THOUSANDS) (UNAUDITED)                                    2001        2001
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Floor plan payables                                  $162,141    $149,191
       Notes payable                                          11,023      10,923
       Current maturities of long-term debt                    3,165       2,876
       Accounts payable                                        4,635       4,764
       Accrued liabilities                                    16,521      18,233
       Liabilities associated with assets held for sale       14,631      17,615
       Customer advance deposits                               1,749       3,905
       Dividends payable                                         731         731
                                                            --------    --------
              Total current liabilities                      214,596     208,238

Long-term debt, net of current maturities                      3,717       6,618
                                                            --------    --------
              Total liabilities                              218,313     214,856
                                                            --------    --------

Commitments and contingencies
Minority interest                                                 --         419

Stockholders equity:
       Preferred stock                                            --          --
       Common stocks-
              Class A                                             57          57
              Class B                                             75          75
       Additional paid-in-capital                             84,471      84,471
       Retained earnings                                       5,754       6,110
                                                            --------    --------

              Total stockholders' equity                      90,357      90,713
                                                            --------    --------

              Total liabilities and stockholders' equity    $308,670    $305,988
                                                            ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended April 30,
(IN THOUSANDS) (UNAUDITED)                                                           2001         2000
-----------------------------------------------------------------------------------------------------------
Operating activities:
        Net income (loss)                                                         $   (356)    $    871
        Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
              Depreciation and amortization                                          1,490        1,704
              Deferred taxes                                                           490         (350)
              Minority interest                                                         --            5
              Change in operating assets and liabilities:
                    Accounts receivable                                             (5,630)      (9,551)
                    Inventories                                                     (2,353)     (22,258)
                    Prepaid expenses                                                   362         (144)
                    Deposits                                                          (116)         (12)
                    Floor plan payables                                              9,059       29,321
                    Accounts payable and accrued liabilities                        (1,834)         835
                    Customer advance deposits                                       (3,452)         626
                                                                                  --------     --------

                          Net cash provided by (used for) operating activities      (2,340)       1,047
                                                                                  --------     --------
Investing activities:
        Net (purchases) sales of rental equipment                                      347       (1,658)
        Net (purchases) sales of property and equipment                               (246)      (1,204)
        Net assets of acquisitions                                                    (822)      (1,167)
        Other, net                                                                     254           19
                                                                                  --------     --------

                          Net cash used for investing activities                      (467)      (4,010)
                                                                                  --------     --------
Financing activities:
        Payments on long-term debt                                                    (503)      (1,051)
        Net proceeds (payments) of bank lines and short-term notes payable             100         (155)
                                                                                  --------     --------

                          Net cash used for financing activities                      (403)      (1,206)
                                                                                  --------     --------

Decrease in cash                                                                    (3,210)      (4,169)

Cash and cash equivalents, beginning of period                                       7,635        4,207
                                                                                  --------     --------

Cash and cash equivalents, end of period                                          $  4,425     $     38
                                                                                  ========     ========

Supplemental disclosures:
       Cash payments for interest                                                 $  1,397     $  2,757
                                                                                  ========     ========
       Cash payments for income taxes                                             $     37     $  3,620
                                                                                  ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three months ended April 30, 2001 and April 30, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2. RESTRUCTURING CHARGES

         During the first quarter of fiscal 2002, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During the quarter, the Company eliminated an additional six management positions of the eleven identified in the plan. This brings the total positions eliminated under the plan to seven as of the end of the quarter. Severance costs paid during the quarter totaled approximately $200,000 providing a remaining severance accrual of approximately $600,000. Costs incurred related to lease and other obligations totaled approximately $50,000 leaving an accrual of approximately $150,000 as of the end of the quarter.

         Subsequent to April 30, 2001, the Company completed transactions selling its truck center business located in Dallas, Forth Worth and Waco, Texas. The Volvo dealership operations were sold to Volvo Trucks North America, Inc., while the GMC portion of the business was sold to Hayes Leasing Company, Inc.

         The financial effects of the sale of the Texas truck center business subsequent to quarter end and the Company's current execution of the plan were in line with the Company's expectations. No significant changes were made to the original plan or the original estimates made during the fourth quarter of fiscal 2001.

3. BUSINESS COMBINATIONS:

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

         During the first quarter of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. for a total purchase price of approximately $822,000. In the same period of the prior fiscal year, the Company had purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. Proforma operating results for the period prior to these acquisitions would not be significant.

4. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                                        April 30,    January 31,
                                                          2001          2001
                                                          ----          ----

New equipment & trucks                                  $ 116,157     $ 112,190
Used equipment & trucks                                    37,185        33,090
Parts and other                                            25,628        23,810
                                                       ----------    ----------
                                                        $ 178,970     $ 169,090
                                                       ==========    ==========

5. FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                                         April 30,   January 31,
                                                           2001          2001
                                                           ----          ----

Interest-bearing                                         $ 104,039     $ 111,509
Noninterest-bearing                                         58,102        37,682
                                                        ----------   -----------
                                                         $ 162,141     $ 149,191
                                                        ==========    ==========

6. EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                             2001     2000
                                                             ----     ----

Net income (loss) available to common shareholders        $  (356) $   871
                                                          =======  =======

Weighted average number of shares outstanding-basic        13,182   13,182
Dilutive effect of option plan                                 --       --
                                                          -------  -------
Common and potential common shares outstanding-diluted     13,182   13,182
                                                          =======  =======

Basic and dilutive net income (loss) per share            $ (0.03) $  0.07
                                                          =======  =======

7. SEGMENT INFORMATION:

         The Company's operations are classified into four business segments: construction, agricultural, truck and financial services and corporate. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy-duty and medium-duty trucks to customers primarily in the transportation and construction industries and to units of government. The financial services operations primarily provide financing arrangements to customers of the Company's other business segments, and these operations are therefore combined with corporate activities.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, certain property and equipment, and deferred income taxes. Interest income and interest expense are included in revenues and cost of revenues, respectively, for the financial services segment.

         The following table shows the Company's business segments and related financial information for the three months ended April 30, 2001 and 2000 (in thousands):

                                                                                 Financial
                                                                              Services and
                                   Construction    Agricultural     Truck        Corporate         Total
---------------------------------------------------------------------------------------------------------
2001:
   Revenues from
      external customers             $  77,441      $  48,425     $  28,299      $     518      $ 154,683
   Interest income                          49            117            39             --            205
   Interest expense                      1,464            391           537             --          2,392
   Depreciation and
     amortization                          600            616           105            169          1,490
   Income (loss) before income
     taxes and minority interest        (1,064)           432          (140)           179           (593)
   Identifiable assets                 159,393         77,675        36,877         34,725        308,670
   Capital expenditures                     50            217           (51)          (317)          (101)

2000:
   Revenues from
      external customers             $  84,827      $  45,205     $  54,365      $   1,538      $ 185,935
   Interest income                         (32)           133            61             --            162
   Interest expense                      1,314            581         1,065             --          2,960
   Depreciation and
     amortization                          598            579           304            223          1,704
   Income (loss) before income
     taxes and minority interest           674          1,131          (781)           453          1,477
   Identifiable assets                 179,180         79,400        86,409         32,582        377,571
   Capital expenditures                    550          1,313           121            878          2,862

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During the first quarter of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. for a total purchase price of approximately $822,000.

         During the first quarter of fiscal 2002, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During the quarter, the Company eliminated an additional six management positions of the eleven identified in the plan. This brings the total positions eliminated under the plan to seven as of the end of the quarter. Severance costs paid during the quarter totaled approximately $200,000 providing a remaining severance accrual of approximately $600,000. Costs incurred related to lease and other obligations totaled approximately $50,000 leaving an accrual of approximately $150,000 as of the end of the quarter. The Company's current execution of the plan was in line with the Company's expectations. No significant changes were made to the original plan or the original estimates made during the fourth quarter of fiscal 2001.

         Subsequent to April 30, 2001, the Company completed transactions selling its truck center business located in Dallas, Forth Worth and Waco, Texas. The Volvo dealership operations were sold to Volvo Trucks North America, Inc., while the GMC portion of the business was sold to Hayes Leasing Company, Inc. The financial effects of the sale of the Texas truck center business were in line with the Company's earlier expectations in the fourth quarter of fiscal 2001.

         Also subsequent to April 30, 2001, the Company closed its Material Handling locations in Grand Island and Lincoln, Nebraska, and North Sioux City, South Dakota. These territories will be serviced from the remaining locations in Eagan, Minnesota and Omaha, Nebraska. Minor costs related to this decision will be reflected in operating results for the quarter ending July 31, 2001.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                         2001          2000
                                                         ----          ----
REVENUE DATA (IN MILLIONS):
Total revenues                                          $154.7        $185.9
     Construction                                         50.1%         45.6%
     Agricultural                                         31.3%         24.3%
     Truck                                                18.3%         29.3%
     Financial services                                    0.3%          0.8%

Construction revenues                                   $ 77.5        $ 84.8
     Equipment sales                                      70.1%         71.8%
     Parts and service                                    29.1%         27.3%
     Rental                                                0.8%          0.9%

Agricultural revenues                                   $ 48.4        $ 45.2
     Equipment sales                                      75.0%         73.5%
     Parts and service                                    22.8%         24.8%
     Rental                                                2.2%          1.7%

Truck revenues                                          $ 28.3        $ 54.4
     Truck sales                                          71.9%         81.1%
     Parts and service                                    28.1%         18.9%




STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales                            71.8%         74.4%
     Parts and service                                    26.8          24.0
     Rental                                                1.1           0.8
     Financial services                                    0.3           0.8
                                                        ------        ------
Total revenues                                           100.0%        100.0%

Gross profit                                              16.4%         15.6%
Selling, general and administrative expenses              15.4          13.3
                                                        ------        ------
Operating income                                           1.0           2.3
Interest expense, net                                      1.4           1.5
Provision for (benefit from) taxes                        (0.2)          0.3
                                                        ------        ------
Net income (loss)                                         (0.2)%         0.5%
                                                        ======        ======

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

REVENUES

         Total revenues decreased approximately $31.2 million, or 16.8%, from $185.9 million for the first three months of fiscal 2001 to $154.7 million for the same period of fiscal 2002. Agricultural revenues increased approximately $3.2 million, or 7.1%, with revenues increasing from $45.2 million to $48.4 million. Construction revenues decreased approximately $7.3 million, or 8.6%, to $77.5 million due to continuing competitive pressures and declining unit market potential, especially in the Company's southern regions. Revenues in the truck segment decreased approximately $26.1 million, or 48.0%, with revenues decreasing to $28.3 million. Truck revenues decreased approximately $10.5 million due to the sale of the Roseville truck dealership in January 2001. The remaining decline is attributable to the depressed market demand for trucks. Financial services revenues also decreased to approximately $500,000, a decrease of 66.7%. Lower loan and lease originations due to lower construction and truck revenues contributed to the change, as well as competition from low rate financing programs from manufacturers.

         Equipment and truck sales decreased approximately $27.2 million, or 19.7%, from $138.2 million for the first three months of fiscal 2001 to $111.0 million for the first three months of fiscal 2002. Agricultural sales increased approximately $3.1 million, or 9.3%, from $33.2 million to $36.3 million. Construction sales decreased approximately $6.6 million, or 10.8% to $54.3 million. Truck sales decreased approximately $23.7 million, or 53.7%, to $20.4 million. Truck sales decreased approximately $8.1 million due to the sale of the Roseville truck dealership in January 2001.

         Parts and service revenues decreased approximately $3.2 million, or 7.2%, from $44.7 million for the first three months of fiscal 2001 to $41.5 million for the first three months of fiscal 2002. Construction operations accounted for approximately $600,000 of the decrease, with parts and service revenues declining 2.6% to $22.6 million. Approximately $200,000 of the decrease came from agricultural operations, as revenues decreased 1.8% to $11.0 million. Truck operations accounted for approximately $2.4 million of the decrease as revenues decreased 23.3% to $7.9 million. The decrease in truck operations was due to the sale of the Roseville truck dealership in January 2001.

         Rental revenues were $1.7 million in the first quarter of fiscal 2002 compared to $1.5 million for the first quarter of fiscal 2001, an increase of $200,000, or 13.3%. This increase came from agricultural operations.

GROSS PROFIT

         Gross profit for the first quarter of fiscal 2002 was $25.4 million, or 16.4% of total revenues, compared to $29.0 million, or 15.6% of total revenues, for the first quarter of fiscal 2001, a decrease of $3.6 million, or 12.4%. Gross profit is affected by the contribution of revenues by business segment, by the mix of revenues within each business segment and by competition. Revenues from construction and financial services operations generally provide the Company with higher gross margins than do agricultural and truck operations. The Company's highest gross margins are generally derived from its parts and service, rental and financial services revenues. The increase in gross profit as a percentage of total revenues is related to construction and agricultural operations providing a higher percentage of the Company's total revenues. In addition, parts and service and rental revenues provided a higher percentage of the Company's total revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the first three months of fiscal 2002 were 15.4% compared to 13.3% for the first three months of fiscal 2001. Total selling, general and administrative expenses decreased approximately $900,000, from $24.7 million for the first three months of fiscal 2001 to $23.8 million for the first three months of fiscal 2002. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service and rental revenues. A primary contributing factor to the decrease in SG&A expenses was the sale of the Roseville truck location at the end of January 2001.

NET INTEREST EXPENSE

         Net interest expense decreased approximately $600,000, or 21.4%, from $2.8 million for the first three months of fiscal 2001 to $2.2 million for the first three months of fiscal 2002. Net interest expense as a percent of total revenues declined from 1.5% for fiscal 2001 compared to 1.4% for fiscal 2002. Lower levels of interest-bearing floorplan payables and long-term debt and the sale of the Roseville truck location in January 2001 were the primary contributing factors to the decrease in interest expense.

INCOME TAXES

         The estimated benefit from (provision for) income taxes as a percentage of pretax income for the first three months of fiscal 2002 and 2001 was 40.0% and 40.7%, respectively.

NET INCOME

         The Company reported a net loss of $(356,000), or $(.03) per share, for the first three months of fiscal 2002, compared to net income of $871,000, or $.07 per share, for the first three months of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Ag Capital, Deutsche Financial, Volvo Finance, GMAC and commercial banks.

         Floor plan financing from Deere and Deere Credit represents the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Volvo Finance and GMAC. On- and off-balance sheet financing of rental equipment is primarily provided by Deutsche Financial and Deere Credit. Most lenders receive a security interest in the inventory financed.

         Deere and Deere Credit offer floor plan financing to Deere dealers for extended periods and with varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Occasionally, additional discounts may be available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently four to twelve months for agricultural equipment and four to nine months for construction equipment. The interest-free periods may be longer depending on special financing programs offered from time-to-time. Deere and Deere Credit also provide financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. Deere Credit provides equipment floor plan financing with variable market rates of interest based on the prime rate. Volvo Finance and GMAC provide truck floor plan financing with variable market rates of interest based on the prime rate.

         The Company has available bank lines of credit totaling $18.5 million with varying maturity dates through July 1, 2001 and with variable interest rates based on LIBOR and the prime rate. The Company had approximately $7.5 million of unused availability relating to these lines of credit at April 30, 2001. The average interest rates on the Company's lines of credit during the three months ended April 30, 2001 and 2000 were 8.22% and 8.62%, respectively.

         In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $32.9 million at April 30, 2001. As of April 30, 2001 the Company had outstanding floor plan payables of approximately $171.9 million, of which $113.8 million was then interest-bearing. $9.8 million of the total interest-bearing floor plan payables was included in liabilities associated with assets held for sale on the Company's April 30, 2001 balance sheet. During the first three months of fiscal 2002 the average interest rate under interest-bearing floor plan financing was approximately 8.47%, compared to 8.12% for the same period of fiscal 2001. Higher interest rates on certain extended facilities and the timing of using certain facilities resulted in a higher average interest rate.

         Although the Company's credit availability is lower than past levels, the Company believes it has sufficient credit availability from its manufacturers. In addition to interest-free periods with manufacturers, the Company also uses interest-bearing floor plan financing. In assessing its liquidity and financing needs, the amounts and length of time used may vary. The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures and other cash needs for fiscal 2002. As various credit facilities approach maturity, the

Company believes it will be able to renew or extend these facilities, or replace these facilities with other facilities.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants as of April 30, 2001.

         Cash used for operating activities during the first three months of fiscal 2002 was $2.3 million, compared to cash provided by operating activities of $1.0 million for the first three months of fiscal 2001. A net loss and reduced levels of payables were the primary factors leading to the use of cash in the first three months of fiscal 2002. Net income and higher levels of payables were the primary contributors to cash provided by operating activities in the first three months of fiscal 2001.

         Cash used for investing activities during the first three months of fiscal 2002 was $500,000, which was primarily related to purchases of property and equipment and the purchase of the remaining 8% minority interest in Salinas Equipment Distributors, Inc. Cash used for investing activities during the first three months of fiscal 2001 was $4.0 million, which was primarily related to purchases of agricultural rental equipment, purchases of property and equipment and the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc.

         Cash used for financing activities during the first three months of fiscal 2002 was $400,000, for which the primary contributing factor was payments of long-term debt. Cash used for financing activities during the first three months of fiscal 2001 was $1.2 million, comprised primarily of payments of long-term debt.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 30, 2001 and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           There has been no material change in the information set forth in
Item 7A of the Company's Annual Report on Form 10-K for the Fiscal year ended January 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS.

                  None.

(B)     REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RDO EQUIPMENT CO.
                                               (Registrant)

Date:  June 11, 2001                           By: /s/ Thomas K. Espel
                                                   -----------------------------
                                                   Thomas K. Espel
                                                   Chief Financial Officer
                                                   (principal financial officer)