Form 10-Q
period 2001-07-31
RDO EQUIPMENT CO
filed 2001-09-14
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__.

       The number of shares outstanding of the registrant as of August 31, 2001:

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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                 Three Months Ended              Six Months Ended
                                                       July 31,                     July 31,
                                              -------------------------     -------------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
Revenues
         Equipment and truck sales            $  102,851     $  132,212     $  213,815     $  270,449
         Parts and service                        43,620         47,436         85,130         92,070
         Rental                                    1,922          2,269          3,613          3,795
         Financial services                          622          1,535          1,140          3,073
                                              ----------     ----------     ----------     ----------
                 Total revenues                  149,015        183,452        303,698        369,387
Cost of revenues                                 123,713        155,497        253,033        312,464
                                              ----------     ----------     ----------     ----------
Gross profit                                      25,302         27,955         50,665         56,923
Selling, general and
    administrative expenses                       22,659         26,900         46,428         51,593
                                              ----------     ----------     ----------     ----------
         Operating income                          2,643          1,055          4,237          5,330
Interest expense                                  (1,866)        (3,438)        (4,258)        (6,398)
Interest income                                       20            184            225            346
                                              ----------     ----------     ----------     ----------
         Income (loss) before income taxes
               and minority interest                 797         (2,199)           204           (722)
Income tax benefit (provision)                      (319)           895            (82)           294
                                              ----------     ----------     ----------     ----------
Income (loss) before minority interest               478         (1,304)           122           (428)
Minority interest                                     --              7             --              2
                                              ----------     ----------     ----------     ----------

Net income (loss)                             $      478     $   (1,297)    $      122     $     (426)
                                              ==========     ==========     ==========     ==========

Net income (loss) per share -
         basic and diluted                    $     0.04     $    (0.10)    $     0.01     $    (0.03)
                                              ==========     ==========     ==========     ==========

Weighted average shares
         outstanding - basic and diluted          13,182         13,182         13,182         13,182
                                              ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         July 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                                    2001          2001
-----------------------------------------------------------------------------------------------
ASSETS

Current assets:
         Cash and cash equivalents                                     $    1,732    $    7,635
         Accounts receivable (less allowance for doubtful accounts)        46,279        41,612
         Income tax receivable                                                 --         8,143
         Receivables from affiliates                                           57           114
         Inventories                                                      165,980       169,090
         Prepaid expenses                                                   1,184         1,499
         Assets held for sale                                               9,231        22,987
         Deferred income tax asset                                          6,710         7,000
                                                                       ----------    ----------
                 Total current assets                                     231,173       258,080

Property and equipment, net                                                15,931        18,716
Other assets:
         Goodwill and other, net of accumulated amortization               25,471        25,619
         Deferred income tax asset                                          2,300         2,400
         Deposits                                                           1,380         1,173
                                                                       ----------    ----------

                 Total assets                                          $  276,255    $  305,988
                                                                       ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 July 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                            2001          2001
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Floor plan payables                                   $  136,713    $  149,191
         Notes payable                                             11,642        10,923
         Current maturities of long-term debt                       3,146         2,876
         Accounts payable                                           4,596         4,764
         Accrued liabilities                                       17,149        18,233
         Liabilities associated with assets held for sale           7,004        17,615
         Customer advance deposits                                  2,101         3,905
         Dividends payable                                             --           731
                                                               ----------    ----------
                 Total current liabilities                        182,351       208,238

Long-term debt, net of current maturities                           3,069         6,618
                                                               ----------    ----------
                 Total liabilities                                185,420       214,856
                                                               ----------    ----------

Commitments and contingencies
Minority interest                                                      --           419

Stockholders equity:
         Preferred stock                                               --            --
         Common stocks-
                 Class A                                               57            57
                 Class B                                               75            75
         Additional paid-in-capital                                84,471        84,471
         Retained earnings                                          6,232         6,110
                                                               ----------    ----------

                 Total stockholders' equity                        90,835        90,713
                                                               ----------    ----------

                 Total liabilities and stockholders' equity    $  276,255    $  305,988
                                                               ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended July 31,
(IN THOUSANDS) (UNAUDITED)                                                                    2001           2000
------------------------------------------------------------------------------------------------------------------
Operating activities:
         Net income (loss)                                                              $      122     $     (426)
         Adjustments to reconcile net income (loss) to
           net cash used for operating activities:
                 Depreciation and amortization                                               3,065          3,570
                 Deferred taxes                                                                390            760
                 Minority interest                                                              --             (2)
                 Change in operating assets and liabilities:
                        Accounts receivable                                                  4,081         (5,417)
                        Inventories                                                          8,467        (18,979)
                        Prepaid expenses                                                       352           (380)
                        Deposits                                                              (193)           (80)
                        Floor plan payables                                                (18,990)        26,703
                        Accounts payable and accrued liabilities                            (1,333)        (4,623)
                        Customer advance deposits                                           (3,094)        (1,550)
                                                                                        ----------     ----------

                                Net cash used for operating activities                      (7,133)          (424)

Investing activities:
         Net (purchases) sales of rental equipment                                              75         (2,921)
         Net (purchases) sales of property and equipment                                      (394)        (1,692)
         Net assets of acquisitions                                                           (822)        (1,167)
         Net proceeds on sale of dealership                                                  3,248             --
         Other, net                                                                            309            113
                                                                                        ----------     ----------

                                Net cash provided by (used for) investing activities         2,416         (5,667)

Financing activities:
         Proceeds from issuance of long-term debt                                               --             89
         Payments on long-term debt                                                         (1,174)        (1,657)
         Payment of dividends                                                                 (731)            --
         Net proceeds of bank lines and short-term notes payable                               719          3,505
                                                                                        ----------     ----------

                                Net cash provided by (used for) financing activities        (1,186)         1,937
                                                                                        ----------     ----------

Decrease in cash                                                                            (5,903)        (4,154)

Cash and cash equivalents, beginning of period                                               7,635          4,207
                                                                                        ----------     ----------

Cash and cash equivalents, end of period                                                $    1,732     $       53
                                                                                        ==========     ==========

Supplemental disclosures:
         Cash payments for interest                                                     $    3,511     $    6,214
                                                                                        ==========     ==========
         Cash payments for income taxes                                                 $      130     $    4,657
                                                                                        ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and six months ended July 31, 2001 and July 31, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. RESTRUCTURING CHARGES:

         During the first six months of fiscal 2002, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During the first six months of fiscal 2002, the Company eliminated the remaining ten management positions of the eleven identified in the plan. Severance costs paid during the first six months of fiscal 2002 totaled approximately $400,000 resulting in a remaining severance accrual of approximately $400,000. Costs incurred related to lease and other obligations totaled approximately $150,000 leaving an accrual of approximately $50,000 as of the end of the second quarter.

         During the second quarter, the Company completed transactions selling its truck center business located in Dallas, Forth Worth and Waco, Texas with net proceeds of approximately $3.2 million. The Volvo dealership operations were sold to Volvo Trucks North America, Inc., while the GMC portion of the business was sold to Hayes Leasing Company, Inc.

         The financial effects of the sale of the Texas truck center business during the second quarter and the Company's current execution of the plan were in line with the Company's expectations. No significant changes were made to the original plan or the original estimates made during the fourth quarter of fiscal 2001.

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

         During the first six months of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. for a total purchase price of approximately $822,000. In the same period of the prior fiscal year, the Company had purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. Proforma operating results for the period prior to these acquisitions would not be significant.

4. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                                 July 31,       January 31,
                                                    2001              2001
                                                    ----             -----
New equipment & trucks                         $ 104,490         $ 112,190
Used equipment & trucks                           36,717            33,090
Parts and other                                   24,773            23,810
                                               ---------         ---------
                                               $ 165,980         $ 169,090
                                               =========         =========

5. FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                                 July 31,       January 31,
                                                    2001              2001
                                                    ----             -----
Interest-bearing                               $  90,133         $ 111,509
Noninterest-bearing                               46,580            37,682
                                               ---------         ---------
                                               $ 136,713         $ 149,191
                                               =========         =========

6. EARNINGS PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income per share for the periods indicated (in thousands, except per share data):

                                             Three Months Ended July 31,     Six Months Ended July 31,
                                             ---------------------------     -------------------------
                                                   2001       2000                2001       2000
                                                   ----       ----                ----       ----
Net income (loss)
     available to common shareholders            $    478   $ (1,297)           $    122   $   (426)
                                                 ========   ========            ========   ========

Weighted average number
     of shares outstanding - basic                 13,182     13,182              13,182     13,182
Dilutive effect of stock options outstanding           --         --                  --         --
                                                 --------   --------            --------   --------
Common and potential common
     shares outstanding - diluted                  13,182     13,182              13,182     13,182
                                                 ========   ========            ========   ========

Basic and dilutive net income (loss) per share   $   0.04   $  (0.10)           $   0.01   $  (0.03)
                                                 ========   ========            ========   ========

7. NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective February 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provision of these Statements and their impact on the Company's results of operations.

8. SEGMENT INFORMATION:

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

         The following tables show the Company's business segments and related financial information for the three and six months ended July 31, 2001 and 2000 (in thousands):

                                                                                          Financial
                                                                                       Services and
Three Months Ended July 31,         Construction     Agricultural            Truck        Corporate           Total
-------------------------------------------------------------------------------------------------------------------
2001:
   Revenues from
     external customers             $     84,567     $     44,608     $     19,218     $        622    $    149,015
   Interest income                             3               13                4               --              20
   Interest expense                        1,292              410              164               --           1,866
   Depreciation and
     amortization                            557              718              113              187           1,575
   Income (loss) before income
     taxes and minority interest            (191)             823               (8)             173             797
   Capital expenditures, net                (189)            (112)             110              611             420

2000:
   Revenues from
     external customers             $     85,215     $     49,344     $     47,358     $      1,535    $    183,452
   Interest income                            (8)             166               26               --             184
   Interest expense                        1,750              619            1,069               --           3,438
   Depreciation and
     amortization                            646              694              302              224           1,866
   Income (loss) before income
     taxes and minority interest            (445)             846           (2,933)             333          (2,199)
   Capital expenditures, net                 543              823              (97)             482           1,751

                                                                                          Financial
                                                                                       Services and
Six Months Ended July 31,           Construction     Agricultural            Truck        Corporate           Total
-------------------------------------------------------------------------------------------------------------------
2001:
   Revenues from
     external customers             $    162,008     $     93,033     $     47,517     $      1,140    $    303,698
   Interest income                            52              130               43               --             225
   Interest expense                        2,756              801              701               --           4,258
   Depreciation and
     amortization                          1,157            1,334              218              356           3,065
   Income (loss) before income
     taxes and minority interest          (1,255)           1,255             (148)             352             204
   Identifiable assets                   149,885           70,558           24,982           30,830         276,255
   Capital expenditures, net                (139)             105               59              294             319

2000:
   Revenues from
     external customers             $    170,042     $     94,549     $    101,723     $      3,073    $    369,387
   Interest income                           (40)             299               87               --             346
   Interest expense                        3,064            1,200            2,134               --           6,398
   Depreciation and
     amortization                          1,244            1,273              606              447           3,570
   Income (loss) before income
     taxes and minority interest             229            1,977           (3,714)             786            (722)
   Identifiable assets                   181,262           77,071           85,914           25,081         369,328
   Capital expenditures, net               1,093            2,136               24            1,360           4,613

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first six months of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. for a total purchase price of approximately $822,000.

         The Company completed transactions selling its truck center business located in Dallas, Forth Worth and Waco, Texas during the first six months of fiscal 2002. The net proceeds of the sale were approximately $3.2 million. The Volvo dealership operations were sold to Volvo Trucks North America, Inc., while the GMC portion of the business was sold to Hayes Leasing Company, Inc. The financial effects of the sale of the Texas truck center business were in line with the Company's earlier expectations in the fourth quarter of fiscal 2001.

         Also during the first six months of fiscal 2002, the Company closed its Material Handling locations in Grand Island and Lincoln, Nebraska, and North Sioux City, South Dakota. These territories are being serviced from the remaining locations in Eagan, Minnesota and Omaha, Nebraska. Minor costs related to this decision are reflected in the operating results for the quarter and six months ending July 31, 2001.

         During the first six months of fiscal 2002, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During the first six months of fiscal 2002, the Company eliminated the remaining ten management positions of the eleven identified in the plan. Severance costs paid during the first six months of fiscal 2002 totaled approximately $400,000 resulting in a remaining severance accrual of approximately $400,000. Costs incurred related to lease and other obligations totaled approximately $150,000 leaving an accrual of approximately $50,000 as of the end of the second quarter.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                       Three Months Ended July 31,     Six Months Ended July 31,
                                       ---------------------------     -------------------------
                                            2001           2000            2001           2000
                                            ----           ----            ----           ----
REVENUE DATA (IN MILLIONS):
Total revenues                            $149.0         $183.5          $303.7         $369.4
     Construction                           56.8%          46.5%           53.3%          46.0%
     Agricultural                           29.9%          26.9%           30.6%          25.6%
     Truck                                  12.9%          25.8%           15.7%          27.6%
     Financial services                      0.4%           0.8%            0.4%           0.8%

Construction revenues                     $ 84.6         $ 85.2          $162.0         $170.0
     Equipment sales                        69.2%          69.5%           69.6%          70.7%
     Parts and service                      30.0%          29.4%           29.6%          28.3%
     Rental                                  0.8%           1.1%            0.8%           1.0%

Agricultural revenues                     $ 44.6         $ 49.4          $ 93.0         $ 94.6
     Equipment sales                        68.7%          73.3%           72.0%          73.4%
     Parts and service                      28.5%          24.0%           25.5%          24.4%
     Rental                                  2.8%           2.7%            2.5%           2.2%

Truck revenues                            $ 19.2         $ 47.4          $ 47.5         $101.7
     Truck sales                            71.3%          77.7%           71.7%          79.5%
     Parts and service                      28.7%          22.3%           28.3%          20.5%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales              69.0%          72.1%           70.4%          73.2%
     Parts and service                      29.3           25.9            28.0           24.9
     Rental                                  1.3            1.2             1.2            1.1
     Financial services                      0.4            0.8             0.4            0.8
                                          ------         ------          ------         ------
Total revenues                             100.0%         100.0%          100.0%         100.0%

Gross profit                                17.0%          15.2%           16.7%          15.4%
Selling, general and
     administrative expenses                15.2           14.7            15.3           14.0
                                          ------         ------          ------         ------
Operating income                             1.8            0.5             1.4            1.4
Interest expense, net                        1.3            1.8             1.3            1.6
Provision for (benefit from) taxes           0.2           (0.6)            0.0           (0.1)
                                          ------         ------          ------         ------
Net income (loss)                            0.3%          (0.7)%           0.1%          (0.1)%
                                          ======         ======          ======         ======

THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

REVENUES

         Total revenues decreased approximately $34.5 million, or 18.8%, from $183.5 million for the second quarter of fiscal 2001 to $149.0 million for the second quarter of fiscal 2002. Construction revenues decreased approximately $600,000, or 0.7%, to $84.6 million due to declining unit market potential, especially in the Company's southern regions. Agricultural revenues decreased approximately $4.8 million, or 9.7%, to $44.6 million in the second quarter of fiscal 2002. Agricultural revenues decreased in the second quarter partially off-setting the first quarter growth, primarily due to the timing of equipment sales during the spring planting season. Revenues in the truck segment decreased approximately $28.2 million, or 59.5%, with revenues decreasing to $19.2 million. Truck revenues decreased approximately $23.3 million due to the sales of the Roseville truck dealership in January 2001 and the Texas truck dealerships in May 2001. The remaining decline is attributable to the depressed market demand for trucks. Financial services revenues also decreased to approximately $600,000, a decrease of 60.0%. Lower loan and lease originations due to lower construction and truck revenues contributed to the change, as well as competition from low rate financing programs from manufacturers.

         Equipment and truck sales decreased approximately $29.3 million, or 22.2%, from $132.2 million for the second quarter of fiscal 2001 to $102.9 million for the second quarter of fiscal 2002. Construction equipment sales decreased approximately $700,000, or 1.2% to $59.2 million. Agricultural equipment sales decreased approximately $5.5 million, or 15.2%, to $30.7 million. Truck sales decreased approximately $23.1 million, or 62.8%, to $13.7 million. Truck sales decreased approximately $18.5 million due to the sales of the Roseville truck dealership and the Texas truck dealerships.

         Parts and service revenues decreased approximately $3.9 million, or 8.2%, from $47.5 million for the second quarter of fiscal 2001 to $43.6 million for the second quarter of fiscal 2002. Construction parts and service revenues increased approximately $400,000, or 1.6%, from $25.0 million to $25.4 million. Agricultural parts and service revenues increased approximately $800,000, or 6.7%, from $11.9 million to $12.7 million. Parts and service revenues from truck operations decreased approximately $5.1 million, or 48.1%, to $5.5 million. The decrease in truck operations was primarily due to the sales of the Roseville truck dealership and the Texas truck dealerships.

         Rental revenues were $1.9 million in the second quarter of fiscal 2002 compared to $2.3 million for the first second of fiscal 2001, a decrease of $400,000, or 17.4%. This decrease was primarily in construction operations.

GROSS PROFIT

         Gross profit for the second quarter of fiscal 2002 was $25.3 million, or 17.0% of total revenues, compared to $27.9 million, or 15.2% of total revenues, for the second quarter of fiscal 2001. The Company has experienced an increase in gross profit as a percentage of total revenues due to its plan to divest itself of the majority of its heavy-duty truck division. Revenues from construction, agricultural and financial services operations generally provide the Company with higher gross margins than do truck operations. In addition, gross profit as a percentage of total revenues increased as parts and service and rental revenues provided a higher percentage of the Company's total revenues. The Company's gross margins are generally higher from its parts and service, rental and financial services revenues as compared to gross margins from equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the second quarter of fiscal 2002 and 2001 were 15.2% and 14.7%, respectively. Total SG&A expenses decreased approximately $4.2 million, from $26.9 million for the second quarter of fiscal 2001 to $22.7 million for the second quarter of fiscal 2002. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service and rental revenues. A primary contributing factor to the decrease in SG&A expenses was the sales of the Roseville truck dealership and the Texas truck dealerships.

NET INTEREST EXPENSE

         Net interest expense as a percentage of total revenues decreased from 1.8% for the second quarter of fiscal 2001 to 1.3% for the second quarter of fiscal 2002. Net interest expense decreased approximately $1.4 million, or 43.8%, from $3.2 million for the second quarter of fiscal 2001 to $1.8 million for the second quarter of fiscal 2002. Reductions in interest rates and lower levels of interest-bearing floor plan payables along with the sales of the Roseville truck dealership and the Texas truck dealerships were the contributing factors to the decrease in interest expense.

INCOME TAXES

         The estimated benefit from (provision for) income taxes as a percentage of pretax income for the second quarter of fiscal 2002 and 2001 was 40.0% and 40.7%, respectively.

NET INCOME

         The Company reported net income of $478,000, or $0.04 per share, for the second quarter of fiscal 2002, compared to a net loss of $(1.3) million, or $(0.10) per share, for the second quarter of fiscal 2001.

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000

REVENUES

         Total revenues decreased approximately $65.7 million, or 17.8%, from $369.4 million for the first six months of fiscal 2001 to $303.7 million for the same period of fiscal 2002. Construction revenues decreased approximately $8.0 million, or 4.7%, to $162.0 million due to declining unit market potential in the Company's geographic areas of responsibility, especially in the Company's southern regions. Agricultural revenues decreased approximately $1.6 million, or 1.7%, to $93.0 million for the first six months of fiscal 2002. Truck revenues decreased approximately $54.2 million, or 53.3%, to $47.5 million. $44.5 million of the decrease in truck revenues was attributable to the sales of the Roseville truck dealership in January 2001 and the Texas truck dealerships in May 2001. The remaining decline is attributable to the depressed market demand for trucks. Financial services revenues decreased approximately 61.3% to $1.2 million. Lower loan and lease originations due to lower construction and truck revenues contributed to the change, as well as competition from low rate financing programs offered by manufacturers.

         Equipment and truck sales decreased approximately $56.6 million, or 20.9%, from $270.4 million for the first six months of fiscal 2001 to $213.8 million for the first six months of fiscal 2002. Construction equipment sales decreased approximately $7.3 million, or 6.1%, to $112.8 million.

Agricultural equipment sales decreased approximately $2.5 million, or 3.6%, to $66.9 million. Truck sales decreased approximately $46.8 million, or 57.9%, to $34.1 million. Truck sales decreased approximately $37.5 million due to the sales of the Roseville truck dealership and the Texas truck dealerships.

         Parts and service revenues decreased approximately $7.0 million, or 7.6%, from $92.1 million for the first six months of fiscal 2001 to $85.1 million for the first six months of fiscal 2002. Construction parts and service revenues decreased approximately $300,000, or 0.6%, to $47.9 million for the first six months of fiscal 2002. Agricultural parts and service revenues increased approximately $700,000, or 3.0%, as sales increased from $23.1 million to $23.8 million. Parts and service revenues from truck operations decreased approximately $7.4 million, or 35.6%, to $13.4 million. The decrease in truck operations was primarily due to the sales of the Roseville truck dealership and the Texas truck dealerships.

         Rental revenues were $3.6 million for the first six months of fiscal 2002 compared to $3.8 million for the first six months of fiscal 2001, a decrease of $200,000, or 5.3%. Construction operations showed a 23.5% decrease in rental revenues, while agricultural operations showed an increase of 9.5%.

GROSS PROFIT

         Gross profit for the first six months of fiscal 2002 was $50.7 million, or 16.7% of total revenues, compared to $56.9 million, or 15.4% of total revenues, for the first six months of fiscal 2001. The Company has experienced an increase in gross profit as a percentage of total revenues due to its plan to divest itself of the majority of its heavy-duty truck division. Revenues from construction, agricultural and financial services operations generally provide the Company with higher gross margins than do truck operations. In addition, gross profit as a percentage of total revenues increased as parts and service and rental revenues provided a higher percentage of the Company's total revenues. The Company's gross margins are generally higher from its parts and service, rental and financial services revenues as compared to gross margins from equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the first six months of fiscal 2002 and 2001 were 15.3% and 14.0%, respectively. Total SG&A expenses decreased approximately $5.2 million, from $51.6 million for the first six months of fiscal 2001 to $46.4 million for the first six months of fiscal 2002. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service and rental revenues. A primary contributing factor to the decrease in SG&A expenses was the sales of the Roseville truck dealership and the Texas truck dealerships.

NET INTEREST EXPENSE

         Net interest expense as a percentage of total revenues decreased from 1.6% for the first six months of fiscal 2001 to 1.3% for the first six months of fiscal 2002. Net interest expense decreased approximately $2.1 million, or 34.4%, from $6.1 million for the first six months of fiscal 2001 to $4.0 million for the first six months of fiscal 2002. Reductions in interest rates and lower levels of interest-bearing floor plan payables along with the sales of the Roseville truck dealership and the Texas truck dealerships were the contributing factors to the decrease in interest expense.

INCOME TAXES

         The estimated benefit from (provision for) income taxes as a percentage of pretax income for the first six months of fiscal 2002 and 2001 was 40.0% and 40.7%, respectively.

NET INCOME

         The Company reported net income of $122,000, or $0.01 per share, for the first six months of fiscal 2002, compared to a net loss of $(426,000), or $(0.03) per share, for the first six months of fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase accounting method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective February 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provision of these Statements and their impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), Deutsche Financial Services Corporation (Deutsche Financial), Volvo Commercial Finance LLC The Americas (Volvo Finance), General Motors Acceptance Corporation
(GMAC) and commercial banks.

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

         The Company has available bank lines of credit totaling $18.5 million with varying maturity dates through January 31, 2002 and with variable interest rates based on LIBOR and the prime rate. The Company had approximately $6.9 million of unused availability relating to these lines of credit at July 31, 2001. The average interest rates on the Company's lines of credit during the six months ended July 31, 2001 and 2000 were 7.53% and 9.00%, respectively.

         In addition to floor plan financing supplied by manufacturers, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $49.5 million at July 31, 2001. As of July 31, 2001, the Company had outstanding floor plan payables of approximately $141.5 million, of which $94.9 million was then interest-bearing. $4.8 million of the total interest-bearing floor plan payables was included in liabilities associated with assets held for sale on the Company's July 31, 2001 balance sheet. During the first six months of fiscal 2002 the average interest rate under interest-bearing floor plan financing was approximately 7.85%, compared to 8.56% for the same period of fiscal 2001.

         The Company believes it has sufficient credit availability from its existing credit facilities and manufacturers. As various credit facilities approach maturity, the Company believes it will be able to renew or extend these facilities, or replace these facilities with other facilities. In September 2001, the Company successfully extended its relationship with Deere Credit until October 31, 2002. The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures and other cash needs for fiscal 2002. In addition, the Company does not anticipate any significant cash payments for income taxes in the near future. The Company has net operating loss carry-forwards for income tax purposes, which are reflected as deferred tax assets on the Company's balance sheet.

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with or obtained waiver letters for all debt covenants as of July 31, 2001.

         Cash used for operating activities during the first six months of fiscal 2002 was $7.1 million, compared to $424,000 for the first six months of fiscal 2001. The primary factors leading to the use of cash in the first six months of fiscal 2002 were the use of a majority of the January 31, 2001 cash balance and net proceeds from the sale of dealerships to pay down floor plan payables. A net loss and reduced levels of payables were the primary contributors to cash used for operating activities in the first six months of fiscal 2001.

         Cash provided by investing activities during the first six months of fiscal 2002 was $2.4 million, which was primarily related to proceeds from the sale of the Texas truck dealerships. Cash used for investing activities during the first six months of fiscal 2001 was $5.7 million, which was primarily related to purchases of agricultural rental equipment, purchases of property and equipment and the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc.

         Cash used for financing activities during the first six months of fiscal 2002 was $1.2 million, for which the primary contributing factor was payments of long-term debt. Cash provided by financing activities during the first six months of fiscal 2001 was $1.9 million. The primary source of cash from financing activities was increases in the Company's operating lines, partially offset by net payments of long-term debt.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

                  Exhibits filed with this report are listed in the Exhibit Index on page 19.

         (b) REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RDO EQUIPMENT CO.
                                        (Registrant)

Date: September 11, 2001                By: /s/ Steven B. Dewald
                                            ------------------------------
                                            Steven B. Dewald
                                            Chief Financial Officer
                                            (principal financial officer)

                                  EXHIBIT INDEX

ITEM NO.      ITEM                                           PAGE OF THIS REPORT
--------      ----                                           -------------------

10.1     Second Amendment to RDO Financial Services Co. Credit
         Agreement with Wells Fargo Bank North Dakota, N.A.,
         f/k/a Norwest Bank North Dakota, National Association
         and Ag Capital Company                                      20

10.2     Third Amendment to RDO Financial Services Co. Credit
         Agreement with Wells Fargo Bank North Dakota, N.A.,
         f/k/a Norwest Bank North Dakota, National Association
         and Ag Capital Company                                      25

10.3     Second Addendum to Amended and Restated Loan
         Agreement between John Deere Construction and
         Forestry Equipment Company (f/k/a John Deere
         Construction Equipment Company), Deere Credit, Inc.,
         and John Deere Company, A Division of Deere & Company
         and RDO Agriculture Equipment Co., RDO Equipment Co.,
         RDO Financial Services Co., RDO Material Handling
         Co., RDO Truck Center Co., RDO Construction Equipment
         Co.                                                         34

10.4     Form of Agreement re: Incentive Stock Option                38

10.5     Form of Agreement re: Non-Statutory Stock Option            43

10.6     Form of Agreement re: Confidential Information and
         Inventions                                                  48