Form 10-Q/A
period 2001-04-30
RDO EQUIPMENT CO
filed 2001-10-01
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A



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

         This amendment is being filed to correct a certain clerical error relating to interest expense contained in the following sections of "Item 1. Condensed Consolidated Financial Statements"; "Condensed Consolidated Statements of Operations". During the conversion of the Company's Quarterly Report on Form 10-Q dated April 30, 2001 into the required electronic filing format, the interest expense amounts were inadvertently transposed between current period and prior period columns. Accordingly, "Item 1. Condensed Consolidated Financial Statements"; "Condensed Statements of Operations" is being refiled in its entirety.

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended April 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)           2001         2000
--------------------------------------------------------------------------------
Revenues
  Equipment and truck sales                              $ 110,964    $ 138,237
  Parts and service                                         41,510       44,634
  Rental                                                     1,691        1,526
  Financial services                                           518        1,538
                                                         ---------    ---------
     Total revenues                                        154,683      185,935
Cost of revenues                                           129,320      156,967
                                                         ---------    ---------
Gross profit                                                25,363       28,968
Selling, general and administrative expenses                23,769       24,693
                                                         ---------    ---------
     Operating income                                        1,594        4,275
Interest expense                                            (2,392)      (2,960)
Interest income                                                205          162
                                                         ---------    ---------
     Income (loss) before income taxes
       and minority interest                                  (593)       1,477
Income tax benefit (provision)                                 237         (601)
                                                         ---------    ---------
Income (loss) before minority interest                        (356)         876
Minority interest                                               --           (5)
                                                         ---------    ---------

Net income (loss)                                        $    (356)         871
                                                         =========    =========

Net income (loss) per share -  basic and diluted         $   (0.03)   $    0.07
                                                         =========    =========

Weighted average shares outstanding - basic and diluted     13,182       13,182
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


                                        RDO EQUIPMENT CO.
                                        (Registrant)

Date: September 14, 2001                By: /s/ Steven B. Dewald
                                            -----------------------------
                                            Steven B. Dewald
                                            Chief Financial Officer
                                            (principal financial officer)