Form 10-Q
period 2001-10-31
RDO EQUIPMENT CO
filed 2001-12-17
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

       The number of shares outstanding of the registrant as of November 30, 2001:

           Class A Common Stock                        5,716,408
           Class B Common Stock                        7,450,492
                                                      ----------
           Total                                      13,166,900
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

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
---------------------------------------------------------------------------------------------------------
                                                    Three Months Ended              Nine Months Ended
                                                        October 31,                     October 31,
                                                -------------------------       -------------------------
                                                   2001            2000            2001            2000
                                                   ----            ----            ----            ----
Revenues
         Equipment and truck sales              $  90,252       $ 123,301       $ 304,067       $ 393,750
         Parts and service                         42,995          48,977         128,125         141,047
         Rental                                     1,617           2,586           5,230           6,381
         Financial services                           680           1,560           1,820           4,633
                                                ---------       ---------       ---------       ---------
                 Total revenues                   135,544         176,424         439,242         545,811
Cost of revenues                                  111,195         152,364         364,228         464,828
                                                ---------       ---------       ---------       ---------
Gross profit                                       24,349          24,060          75,014          80,983
Selling, general and
    administrative expenses                        23,135          28,146          69,563          79,739
                                                ---------       ---------       ---------       ---------
         Operating income                           1,214          (4,086)          5,451           1,244
Interest expense                                   (1,472)         (3,184)         (5,730)         (9,582)
Interest income                                       262             260             487             606
                                                ---------       ---------       ---------       ---------
         Income (loss) before income taxes
               and minority interest                    4          (7,010)            208          (7,732)
Income tax benefit (provision)                         (1)          2,853             (83)          3,147
                                                ---------       ---------       ---------       ---------
Income (loss) before minority interest                  3          (4,157)            125          (4,585)
Minority interest                                      --             (14)             --             (12)
                                                ---------       ---------       ---------       ---------

Net income (loss)                               $       3       $  (4,171)      $     125       $  (4,597)
                                                =========       =========       =========       =========

Net income (loss) per share -
         basic and diluted                      $      --       $   (0.32)      $    0.01       $   (0.35)
                                                =========       =========       =========       =========

Weighted average shares
         outstanding - basic and diluted           13,181          13,182          13,181          13,182
                                                =========       =========       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      October 31,   January 31,
(IN THOUSANDS)(UNAUDITED)                                                    2001          2001
-----------------------------------------------------------------------------------------------
ASSETS

Current assets:
         Cash and cash equivalents                                     $      830    $    7,635
         Accounts receivable (less allowance for doubtful accounts)        40,232        41,612
         Income tax receivable                                                 --         8,143
         Receivables from affiliates                                           82           114
         Inventories                                                      141,130       169,090
         Prepaid expenses                                                     717         1,499
         Assets held for sale                                               7,364        22,987
         Deferred income tax asset                                          6,790         7,000
                                                                       ----------    ----------
                 Total current assets                                     197,145       258,080

Property and equipment, net                                                14,445        18,716
Other assets:
         Goodwill and other, net of accumulated amortization               25,408        25,619
         Deferred income tax asset                                          2,260         2,400
         Deposits                                                           1,570         1,173
                                                                       ----------    ----------

                 Total assets                                          $  240,828    $  305,988
                                                                       ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              October 31,    January 31,
(IN THOUSANDS)(UNAUDITED)                                            2001           2001
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Floor plan payables                                   $  116,055     $  149,191
         Notes payable                                                 --         10,923
         Current maturities of long-term debt                       4,378          2,876
         Accounts payable                                           3,497          4,764
         Accrued liabilities                                       16,852         18,233
         Liabilities associated with assets held for sale           5,963         17,615
         Customer advance deposits                                  1,929          3,905
         Dividends payable                                             --            731
                                                               ----------     ----------
                 Total current liabilities                        148,674        208,238

Long-term debt, net of current maturities                           1,325          6,618
                                                               ----------     ----------
                 Total liabilities                                149,999        214,856
                                                               ----------     ----------

Commitments and contingencies
Minority interest                                                      --            419

Stockholders equity:
         Preferred stock                                               --             --
         Common stocks-
                 Class A                                               57             57
                 Class B                                               75             75
         Additional paid-in-capital                                84,471         84,471
         Retained earnings                                          6,235          6,110
         Treasury stock, at cost                                       (9)            --
                                                               ----------     ----------

                 Total stockholders' equity                        90,829         90,713
                                                               ----------     ----------

                 Total liabilities and stockholders' equity    $  240,828     $  305,988
                                                               ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended October 31,
(IN THOUSANDS) (UNAUDITED)                                                                    2001           2000
------------------------------------------------------------------------------------------------------------------
Operating activities:
         Net income (loss)                                                              $      125     $   (4,597)
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
                 Depreciation and amortization                                               4,491          5,577
                 Deferred taxes                                                                350            510
                 Minority interest                                                              --             12
                 Change in operating assets and liabilities:
                        Accounts receivable                                                 11,855         (1,828)
                        Inventories                                                         33,838          9,539
                        Prepaid expenses                                                       818           (314)
                        Deposits                                                              (380)          (204)
                        Floor plan payables                                                (39,648)         1,749
                        Accounts payable and accrued liabilities                            (3,753)        (6,715)
                        Customer advance deposits                                           (3,277)          (333)
                                                                                        ----------     ----------

                                Net cash provided by operating activities                    4,419          3,396

Investing activities:
         Net (purchases) sales of rental equipment                                             585         (3,194)
         Net purchases of property and equipment                                              (572)        (2,000)
         Net assets of acquisitions                                                           (822)        (1,167)
         Net proceeds on sale of dealership                                                  3,248             --
         Other, net                                                                           (308)            47
                                                                                        ----------     ----------

                                Net cash provided by (used for) investing activities         2,131         (6,314)

Financing activities:
         Proceeds from issuance of long-term debt                                               --             89
         Payments on long-term debt                                                         (1,692)        (2,327)
         Purchase of common stock                                                               (9)            --
         Payment of dividends                                                                 (731)            --
         Net proceeds (payments) of bank lines and short-term notes payable                (10,923)         3,473
                                                                                        ----------     ----------

                                Net cash provided by (used for) financing activities       (13,355)         1,235
                                                                                        ----------     ----------

Decrease in cash                                                                            (6,805)        (1,683)

Cash and cash equivalents, beginning of period                                               7,635          4,207
                                                                                        ----------     ----------

Cash and cash equivalents, end of period                                                $      830     $    2,524
                                                                                        ==========     ==========

Supplemental disclosures:
         Cash payments for interest                                                     $    5,235     $    9,206
                                                                                        ==========     ==========
         Cash payments for income taxes                                                 $      130     $    4,657
                                                                                        ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three and nine months ended October 31, 2001 and October 31, 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. RESTRUCTURING CHARGES:

         During the first nine months of fiscal 2002, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During the first nine months of fiscal 2002, the Company eliminated the remaining ten management positions of the eleven identified in the plan. Severance costs paid during the first nine months of fiscal 2002 totaled approximately $500,000 resulting in a remaining severance accrual of approximately $200,000. Costs incurred related to lease and other obligations totaled approximately $200,000 leaving an accrual of approximately $100,000 as of the end of the third quarter.

         During the first nine months of fiscal 2002, the Company completed transactions selling its truck center business located in Dallas, Forth Worth and Waco, Texas with net proceeds of approximately $3.2 million. The Volvo dealership operations were sold to Volvo Trucks North America, Inc., while the GMC portion of the business was sold to Hayes Leasing Company, Inc.

         The financial effects of the sale of the Texas truck center business during the first nine months of fiscal 2002 and the Company's current execution of the plan were in line with the Company's expectations. No significant changes were made to the original plan. During the third quarter of fiscal 2001, the Company revised its severance and lease obligation cost estimates, though resulting in no change to the total estimated costs. The estimated severance costs were revised from approximately $800,000 to $700,000 and the estimated lease and other obligation costs were revised from approximately $200,000 to $300,000. These revisions more accurately reflect the total severance costs to be paid, as well as additional costs and time required to terminate certain lease obligations than the Company originally estimated.

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

         During the first nine months of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. for a total purchase price of approximately $822,000. In the same period of the prior fiscal year, the Company had purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. Proforma operating results for the period prior to these acquisitions would not be significant.

4. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         Inventories consisted of the following at (in thousands):

                                                 October 31,       January 31,
                                                        2001              2001
                                                        ----              ----

New equipment & trucks                            $   87,484        $  112,190
Used equipment & trucks                               30,037            33,090
Parts and other                                       23,609            23,810
                                                  ----------        ----------
                                                  $  141,130        $  169,090
                                                  ==========        ==========

5. FLOOR PLAN PAYABLES:

         Floor plan payables include both interest and noninterest-bearing financing arrangements for inventory. The terms of certain arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan payables consisted of the following at (in thousands):

                                                 October 31,       January 31,
                                                        2001              2001
                                                        ----              ----

Interest-bearing                                  $   82,385         $ 111,509
Noninterest-bearing                                   33,670            37,682
                                                  ----------       -----------
                                                  $  116,055         $ 149,191
                                                  ==========        ==========

6. EARNINGS (LOSS) PER SHARE:

         The following summarizes the computation of weighted average shares outstanding and net income (loss) per share for the periods indicated (in thousands, except per share data):

                                       Three Months Ended       Three Months Ended
                                           October 31,              October 31,
                                      --------------------     --------------------
                                        2001        2000         2001        2000
                                        ----        ----         ----        ----
Net income (loss) available to
     common shareholders              $      3    $ (4,171)    $    125    $ (4,597)
                                      ========    ========     ========    ========
Weighted average number
     of shares outstanding - basic      13,181      13,182       13,181      13,182
Dilutive effect of stock
     options outstanding                    --          --           --          --
                                      --------    --------     --------    --------
Common and potential common
     shares outstanding - diluted       13,181      13,182       13,181      13,182
                                      ========    ========     ========    ========
Basic and dilutive
     net income (loss) per share      $     --    $  (0.32)    $   0.01    $  (0.35)
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

         The following tables show the Company's business segments and related financial information for the three and nine months ended October 31, 2001 and 2000 (in thousands):

                                                                                      Financial
                                                                                   Services and
Three Months Ended October 31,     Construction    Agricultural           Truck       Corporate           Total
---------------------------------------------------------------------------------------------------------------
2001:
   Revenues from
     external customers              $   72,588      $   42,739      $   19,537      $      680      $  135,544
   Interest income                            6             235              21              --             262
   Interest expense                         997             331             144              --           1,472
   Depreciation and
     amortization                           551             582             115             178           1,426
   Income (loss) before income
     taxes and minority interest         (1,480)          1,022             223             239               4
   Capital expenditures, net                 79            (282)             15            (144)           (332)

2000:
   Revenues from
      external customers             $   81,268      $   44,533      $   49,063      $    1,560      $  176,424
   Interest income                           45             165              50              --             260
   Interest expense                       1,691             492           1,001              --           3,184
   Depreciation and
     amortization                           683             742             308             274           2,007
   Income (loss) before income
     taxes and minority interest         (3,692)            718          (4,367)            331          (7,010)
   Capital expenditures, net                185            (252)             48             600             581

                                                                                      Financial
                                                                                   Services and
Nine Months Ended October 31,      Construction    Agricultural           Truck       Corporate           Total
---------------------------------------------------------------------------------------------------------------
2001:
   Revenues from
     external customers              $  234,596      $  135,772      $   67,054      $    1,820      $  439,242
   Interest income                           58             365              64              --             487
   Interest expense                       3,753           1,132             845              --           5,730
   Depreciation and
     amortization                         1,708           1,916             333             534           4,491
   Income (loss) before income
     taxes and minority interest         (2,735)          2,277              75             591             208
   Identifiable assets                  126,235          65,292          21,354          27,947         240,828
   Capital expenditures, net                (60)           (177)             74             150             (13)

2000:
   Revenues from
     external customers              $  251,310      $  139,082      $  150,786      $    4,633      $  545,811
   Interest income                            5             464             137              --             606
   Interest expense                       4,755           1,692           3,135              --           9,582
   Depreciation and
     amortization                         1,927           2,015             914             721           5,577
   Income (loss) before income
     taxes and minority interest         (3,463)          2,695          (8,081)          1,117          (7,732)
   Identifiable assets                  166,998          69,211          74,298          26,308         336,815
   Capital expenditures, net              1,278           1,884              72           1,960           5,194

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the first nine months of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. for a total purchase price of approximately $822,000.

         The Company completed transactions selling its truck center business located in Dallas, Forth Worth and Waco, Texas during the first nine months of fiscal 2002. The net proceeds of the sale were approximately $3.2 million. The Volvo dealership operations were sold to Volvo Trucks North America, Inc., while the GMC portion of the business was sold to Hayes Leasing Company, Inc. The financial effects of the sale of the Texas truck center business were in line with the Company's earlier expectations in the fourth quarter of fiscal 2001.

         Also during the first nine months of fiscal 2002, the Company closed its Material Handling locations in Grand Island and Lincoln, Nebraska, and North Sioux City, South Dakota. These territories are being serviced from the remaining locations in Eagan, Minnesota and Omaha, Nebraska. Minor costs related to this decision are reflected in the operating results for the nine months ending October 31, 2001.

         During the first nine months of fiscal 2002, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During the first nine months of fiscal 2002, the Company eliminated the remaining ten management positions of the eleven identified in the plan. Severance costs paid during the first nine months of fiscal 2002 totaled approximately $500,000 resulting in a remaining severance accrual of approximately $200,000. Costs incurred related to lease and other obligations totaled approximately $200,000 leaving an accrual of approximately $100,000 as of the end of the third quarter. No significant changes were made to the original plan. During the third quarter of fiscal 2001, the Company revised its severance and lease obligation cost estimates, though resulting in no change to the total estimated costs. The estimated severance costs were revised from approximately $800,000 to $700,000 and the estimated lease and other obligation costs were revised from approximately $200,000 to $300,000. These revisions more accurately reflect the total severance costs to be paid, as well as additional costs and time required to terminate certain lease obligations than the Company originally estimated.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                            Three Months Ended October 31,    Nine Months Ended October 31,
                                            ------------------------------    -----------------------------
                                                  2001         2000                 2001         2000
                                                  ----         ----                 ----         ----
REVENUE DATA (IN MILLIONS):
Total revenues                                  $ 135.5      $ 176.4              $ 439.2      $ 545.8
     Construction                                  53.6%        46.1%                53.4%        46.0%
     Agricultural                                  31.5%        25.2%                30.9%        25.5%
     Truck                                         14.4%        27.8%                15.3%        27.6%
     Financial services                             0.5%         0.9%                 0.4%         0.9%

Construction revenues                           $  72.6      $  81.3              $ 234.6      $ 251.3
     Equipment sales                               66.8%        67.4%                68.8%        69.6%
     Parts and service                             32.6%        31.3%                30.5%        29.3%
     Rental                                         0.6%         1.3%                 0.7%         1.1%

Agricultural revenues                           $  42.7      $  44.5              $ 135.8      $ 139.1
     Equipment sales                               64.2%        68.0%                69.5%        71.7%
     Parts and service                             33.1%        28.6%                27.9%        25.7%
     Rental                                         2.7%         3.4%                 2.6%         2.6%

Truck revenues                                  $  19.5      $  49.1               $ 67.0     $  150.8
     Truck sales                                   73.5%        78.0%                72.2%        79.0%
     Parts and service                             26.5%        22.0%                27.8%        21.0%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales                     66.6%        69.9%                69.2%        72.1%
     Parts and service                             31.7         27.7                 29.2         25.8
     Rental                                         1.2          1.5                  1.2          1.2
     Financial services                             0.5          0.9                  0.4          0.9
                                                -------      -------              -------      -------
Total revenues                                    100.0        100.0                100.0        100.0

Gross profit                                       18.0%        13.6%                17.1%        14.8%
Selling, general and
     administrative expenses                       17.1         16.0                 15.8         14.6
                                                -------      -------              -------      -------
Operating income (loss)                             0.9         (2.4)                 1.3          0.2
Interest expense, net                               0.9          1.7                  1.3          1.6
Provision for (benefit from) taxes                   --         (1.7)                  --         (0.6)
                                                -------      -------              -------      -------
Net income (loss)                                    --%        (2.4)%                 --%        (0.8)%
                                                =======      =======              =======      =======

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000

REVENUES

         Total revenues decreased approximately $40.9 million, or 23.2%, from $176.4 million for the third quarter of fiscal 2001 to $135.5 million for the third quarter of fiscal 2002. Construction revenues decreased approximately $8.7 million, or 10.7%, to $72.6 million, reflecting the general slowdown in equipment purchasing by construction contractors, especially in the Company's southern regions. Agricultural revenues decreased approximately $1.8 million, or 4.0%, to $42.7 million in the third quarter of fiscal 2002, reflecting the challenging farm economy. Revenues in the truck segment decreased approximately $29.6 million, or 60.3%, with revenues decreasing to $19.5 million. Truck revenues decreased approximately $20.8 million due to the sales of the Roseville, MN truck dealership in January 2001 and the Texas truck dealerships in May 2001. The remaining decline is attributable to the depressed market demand for trucks. Financial services revenues also decreased to approximately $700,000, a decrease of 53.3%. Lower loan and lease originations due to lower construction and truck revenues contributed to the change, as well as competition from low rate financing programs from manufacturers.

         Equipment and truck sales decreased approximately $33.1 million, or 26.9%, from $123.3 million for the third quarter of fiscal 2001 to $90.2 million for the third quarter of fiscal 2002. Construction equipment sales decreased approximately $6.2 million, or 11.3% to $48.5 million. Agricultural equipment sales decreased approximately $2.9 million, or 9.6%, to $27.4 million. Truck sales decreased approximately $24.0 million, or 62.7%, to $14.3 million. Truck sales decreased approximately $15.4 million due to the truck dealership sales.

         Parts and service revenues decreased approximately $6.0 million, or 12.2%, from $49.0 million for the third quarter of fiscal 2001 to $43.0 million for the third quarter of fiscal 2002. Construction parts and service revenues decreased approximately $1.8 million, or 7.1%, to $23.7 million. Agricultural parts and service revenues increased approximately $1.4 million, or 11.0%, from $12.7 million to $14.1 million. Parts and service revenues from truck operations decreased approximately $5.6 million, or 51.9%, to $5.2 million. This decrease was primarily due to the truck dealership sales.

         Rental revenues were $1.6 million in the third quarter of fiscal 2002 compared to $2.6 million for the third quarter of fiscal 2001, a decrease of $1.0 million, or 38.5%. The decrease was primarily in construction operations.

GROSS PROFIT

         Gross profit for the third quarter of fiscal 2002 was $24.3 million, or 18.0% of total revenues, compared to $24.1 million, or 13.6% of total revenues, for the third quarter of fiscal 2001. The Company has experienced an increase in gross profit as a percentage of total revenues due to increased parts and service and rental revenues as a percentage of the Company's total revenues. The Company's gross margins are generally higher from its parts and service, rental and financial services revenues as compared to gross margins from equipment and truck sales. The Company's divestiture of significant truck dealerships has contributed to the increase in gross profit as a percentage of revenues. Revenues from construction, agricultural and financial services operations generally provide the Company with higher gross margins than do truck operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the third quarter of fiscal 2002 and 2001 were 17.1% and 16.0%, respectively. Total SG&A expenses decreased approximately $5.0 million, from $28.1 million for the third quarter of fiscal 2001 to $23.1 million for the third quarter of fiscal 2002. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service and rental revenues. A primary contributing factor to the decrease in SG&A expenses was the truck dealership sales. Also, SG&A expenses have not declined proportionately with the revenue reductions the Company has experienced.

NET INTEREST EXPENSE

         Net interest expense as a percentage of total revenues decreased from 1.7% for the third quarter of fiscal 2001 to 0.9% for the third quarter of fiscal 2002. Net interest expense decreased approximately $1.7 million, or 58.6%, from $2.9 million for the third quarter of fiscal 2001 to $1.2 million for the third quarter of fiscal 2002. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the truck dealership sales were the contributing factors to the decrease in interest expense.

INCOME TAXES

         The estimated benefit from (provision for) income taxes as a percentage of pretax income for the third quarter of fiscal 2002 and 2001 was 40.0% and 40.7%, respectively.

NET INCOME

         The Company reported net income of $3,000, or essentially breakeven on a per share basis, for the third quarter of fiscal 2002, compared to a net loss of $(4.2) million, or $(0.32) per share, for the third quarter of fiscal 2001.

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
2000

REVENUES

         Total revenues decreased approximately $106.6 million, or 19.5%, from $545.8 million for the first nine months of fiscal 2001 to $439.2 million for the same period of fiscal 2002. Construction revenues decreased approximately $16.7 million, or 6.7%, to $234.6 million, reflective of the general slowdown in equipment purchasing by construction contractors in the Company's geographic areas of responsibility, especially in the Company's southern regions. Agricultural revenues decreased approximately $3.3 million, or 2.4%, to $135.8 million for the first nine months of fiscal 2002, continuing to reflect the challenging farm economy. Truck revenues decreased approximately $83.8 million, or 55.6%, to $67.0 million. $72.8 million of the decrease in truck revenues was attributable to the sales of the Roseville, MN truck dealership in January 2001 and the Texas truck dealerships in May 2001. The remaining decline is attributable to the depressed market demand for trucks. Financial services revenues decreased approximately 60.9% to $1.8 million. Lower loan and lease originations due to lower construction and truck revenues contributed to the change, as well as competition from low rate financing programs offered by manufacturers.

         Equipment and truck sales decreased approximately $89.7 million, or 22.8%, from $393.8 million for the first nine months of fiscal 2001 to $304.1 million for the first nine months of fiscal 2002. Construction equipment sales decreased approximately $13.6 million, or 7.8%, to $161.3 million. Agricultural equipment sales decreased approximately $5.3 million, or 5.3%, to $94.4 million. Truck sales decreased approximately $70.8 million, or 59.4%, to $48.4 million. Truck sales decreased approximately $57.4 million due to the truck dealership sales.

         Parts and service revenues decreased approximately $12.9 million, or 9.2%, from $141.0 million for the first nine months of fiscal 2001 to $128.1 million for the first nine months of fiscal 2002. Construction parts and service revenues decreased approximately $2.0 million, or 2.7%, to $71.6 million for the first nine months of fiscal 2002. Agricultural parts and service revenues increased approximately $2.1 million, or 5.9%, as sales increased from $35.8 million to $37.9 million. Parts and service revenues from truck operations decreased approximately $13.0 million, or 41.1%, to $18.6 million. The decrease in truck operations was largely due to the truck dealership sales.

         Rental revenues were $5.2 million for the first nine months of fiscal 2002 compared to $6.4 million for the first nine months of fiscal 2001, a decrease of $1.2 million, or 18.8%. Construction operations showed a 39.3% decrease in rental revenues and agricultural operations showed a decrease of 2.8%.

GROSS PROFIT

         Gross profit for the first nine months of fiscal 2002 was $75.0 million, or 17.1% of total revenues, compared to $81.0 million, or 14.8% of total revenues, for the first nine months of fiscal 2001. The Company has experienced an increase in gross profit as a percentage of total revenues due to increased parts and service and rental revenues as a percentage of the Company's total revenues. The Company's gross margins are generally higher from its parts and service, rental and financial services revenues as compared to gross margins from equipment and truck sales. The Company's divestiture of significant truck dealerships has contributed to the increase in gross profit as a percentage of revenues. Revenues from construction, agricultural and financial services operations generally provide the Company with higher gross margins than do truck operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses as a percent of total revenues for the first nine months of fiscal 2002 and 2001 were 15.8% and 14.6%, respectively. Total SG&A expenses decreased approximately $10.2 million, from $79.7 million for the first nine months of fiscal 2001 to $69.6 million for the first nine months of fiscal 2002. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service and rental revenues. A primary contributing factor to the decrease in SG&A expenses was the truck dealership sales. The Company's efforts to streamline the management structure have and will continue to cause a reduction in the SG&A expenses. However, the Company is currently experiencing revenue reductions that are out-pacing SG&A expense reductions efforts, thus SG&A expenses as a percentage of revenues are rising.

NET INTEREST EXPENSE

         Net interest expense as a percentage of total revenues decreased from 1.6% for the first nine months of fiscal 2001 to 1.3% for the first nine months of fiscal 2002. Net interest expense decreased approximately $3.7 million, or 41.6%, from $9.0 million for the first nine months of fiscal 2001 to $5.2 million for the first nine months of fiscal 2002. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the truck dealership sales were the contributing factors to the decrease in interest expense.

INCOME TAXES

         The estimated benefit from (provision for) income taxes as a percentage of pretax income for the first nine months of fiscal 2002 and 2001 was 40.0% and 40.7%, respectively.

NET INCOME

         The Company reported net income of $125,000, or $0.01 per share, for the first nine months of fiscal 2002, compared to a net loss of $(4.6) million, or $(0.35) per share, for the first nine months of fiscal 2001.

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

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit floor plan financing provide extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest may not be charged for a substantial part of the period for which inventories are financed. Occasionally, additional discounts may be available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently four to twelve months for agricultural equipment and four to nine months for construction equipment. The interest-free periods may be longer depending on special financing programs offered from time-to-time. Deere and Deere Credit also provide financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. During the current year, the Deere Credit financing program was expanded to include certain receivables as collateral, thus transferring the credit into a borrowing base facility. Volvo Finance and GMAC provide truck floor plan financing with variable market rates of interest based on the prime rate.

         The Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of approximately $43.9 million at October 31, 2001. As of October 31, 2001, the Company had outstanding floor plan payables of approximately $120.8 million, of which $87.2 million was then interest-bearing. The collateral of equipment and truck inventories along with eligible receivables would support $11.0 million of additional borrowing at October 31, 2001. $4.8 million of the total interest-bearing floor plan payables was included in liabilities associated with assets held for sale on the Company's October 31, 2001 balance sheet. During the first nine months of fiscal 2002 the average interest rate under interest-bearing floor plan financing was approximately 7.61%, compared to 8.61% for the same period of fiscal 2001.

         Currently, the Company has available a bank line of credit totaling $1.9 million with a maturity date of July 31, 2002 and with a variable interest rate based on the prime rate. The Company had approximately $1.9 million of unused availability relating to this line of credit at October 31, 2001. The average interest rates on the Company's lines of credit during the nine months ended October 31, 2001 and 2000 were 6.82% and 9.01%, respectively.

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

         The Company's financing agreements contain various restrictive covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and place limits on certain activities. The Company was in compliance with all covenants as of October 31, 2001.

         Cash provided by operating activities during the first nine months of fiscal 2002 was $4.4 million, compared to $3.4 million for the first nine months of fiscal 2001. Reduced levels of trade receivables and inventories, partially offset by reduced levels of floor plan payables, were the primary contributing factors to cash provided by operating activities during the first nine months of fiscal 2002. The cash generated by operating activities during the first nine months of fiscal 2001 primarily resulted from depreciation and amortization and reduced inventory levels, partially offset by increases in trade receivables and reduced levels of payables.

         Cash provided by investing activities during the first nine months of fiscal 2002 was $2.1 million, which was primarily related to proceeds from the sale of the Texas truck dealerships. Cash used for investing activities during the first nine months of fiscal 2001 was $6.3 million, which was primarily related to purchases of agricultural rental equipment, purchases of property and equipment and the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc.

         Cash used for financing activities during the first nine months of fiscal 2002 was $13.4 million, for which the primary contributing factors were payments of long-term debt and the Company's operating lines. Cash provided by financing activities during the first nine months of fiscal 2001 was $1.2 million. The primary source of cash from financing activities was increases in the Company's operating lines, partially offset by net payments of long-term debt.

         During the third quarter, the Company's Board of Directors approved a stock repurchase program that will allow the Company to repurchase up to ten percent of the Company's outstanding Class A common stock from time to time in both the open market and in privately negotiated transactions. The Company has begun the execution of the repurchase program and has repurchased 14,600 shares of the Class A common stock as of November 30, 2001. The Company also expects to continue to repurchase shares in the future as deemed appropriate.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 30, 2001 and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; global acts of terrrorism; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

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

         (b) REPORTS ON FORM 8-K.

                  During the third quarter ended October 31, 2001, the Company filed a Current Report on Form 8-K dated October 16, 2001 under Item 5 relating to the press release dated October 16, 2001 regarding the approval of a stock repurchase program by the Company's Board of Directors, third quarter fiscal 2002 guidance, and streamlining of the Company's management structure.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RDO EQUIPMENT CO.
                                        (Registrant)

Date: December 12, 2001                 By: /s/ Steven B. Dewald
                                            -----------------------------
                                            Steven B. Dewald
                                            Chief Financial Officer
                                            (principal financial officer)



                                  EXHIBIT INDEX

ITEM NO.      ITEM                                           PAGE OF THIS REPORT
--------      ----                                           -------------------

10.1     Third Addendum to Amended and Restated Loan Agreement
         between John Deere Construction and Forestry Equipment
         Company (f/k/a John Deere Construction Equipment
         Company), Deere Credit, Inc., and John Deere Company,
         A Division of Deere & Company and RDO Agriculture
         Equipment Co., RDO Equipment Co., RDO Financial
         Services Co., RDO Material Handling Co., RDO Truck
         Center Co., RDO Construction Equipment Co.                  20