Form 10-K
period 2002-01-31
RDO EQUIPMENT CO
filed 2002-05-01
CIK 1023902

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES __ NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of common equity held by persons other than directors and officers was approximately $21 million as of March 31, 2002, based on the last reported sale price at that date reported by the New York Stock Exchange. At that date, 5,540,908 shares of Class A Common Stock and 7,450,492 shares of Class B Common Stock were outstanding for a total of 12,991,400 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the proxy statement for the annual meeting to be held on June 4, 2002 ("Proxy Statement") are incorporated by reference in Part III.

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


                                     PART I
ITEM 1. BUSINESS.

GENERAL

         The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. At the end of fiscal 2002, the Company operated 47 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include one of the largest networks of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America.

         Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 45% of the Company's sales in fiscal 2002. No other supplier accounted for more than 10% of the Company's new product sales in fiscal 2002. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

         For the fiscal year ended January 31, 2002, the Company's revenues were generated from the following areas of business:

         New equipment and truck sales............................    50%
         Used equipment and truck sales...........................    19%
         Product support (parts and service revenues).............    30%
         Equipment rental.........................................     1%
         Financial services....................................... less than 1%

         The Company was incorporated in April 1968 and re-incorporated in Delaware in January 1997. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this Form 10-K include its subsidiaries.

         The Company's business is organized, managed, and internally reported as a single segment. Business line sales information is contained in Note 14 of the Company's financial statements on pages 52 and 53 of this report and is incorporated in this item by reference.

         During fiscal 2002, the Company was affected by various economic conditions in all operating segments. The Company's agricultural operations continued to reflect the challenging farm economy. Construction operations were affected by a general slowdown in equipment purchasing by construction equipment contractors in the Company's geographic areas of responsibility, especially in the Company's southern regions. These conditions provided for increased competitive pressures and a decline in unit market potential in the Company's operating regions. The Company's truck operations were adversely affected by the depressed market demand for trucks.

CONSTRUCTION EQUIPMENT OPERATIONS

         The Company estimates that North American retail sales of new construction equipment in its target product market in calendar 2001 totaled over $8 billion. Deere is one of the leading suppliers of construction equipment in North America for light to medium applications and offers a broad array of products. The Company believes Deere has approximately 83 construction dealers who operate approximately 398 main stores and sales and service centers in North America. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products.

         The Company believes it is one of the largest Deere construction equipment dealers in North America, both in number of stores and total purchases, accounting for approximately seven percent of Deere's North American construction equipment sales in calendar 2001. As of the end of fiscal 2002, the Company operated 25 Deere construction equipment stores located in metropolitan areas in Arizona, Southern California, Minnesota, Montana, North Dakota, South Dakota and Central Texas.

         Customers of the Company's construction equipment stores are diverse and include contractors for both residential and commercial construction, utility companies, and federal, state and local government agencies. The Company's stores provide a full line of equipment for light to medium size applications and related product support to their customers. Primary products include John Deere backhoes, excavators, crawler dozers and four-wheel-drive loaders. More recently, the Company began handling new products being introduced into the market by Deere including articulated dump trucks, large excavators, compact excavators, and large construction dozers. The Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment generally acquired as trade-ins.

         The Company's construction equipment stores are located in areas with significant construction activity, including Austin, Dallas/Fort Worth, southeastern Los Angeles, Minneapolis/St. Paul, Phoenix, San Antonio and San Diego. Each construction equipment store displays a broad array of new and used equipment and has a series of fully equipped service bays to provide on-site service and maintenance of construction equipment and well-equipped service trucks are maintained to handle in-the-field customer services. In addition to selling and servicing new and used construction equipment, the Company engages in rent-to-purchase and rent-to-rent transactions as part of its dealership activities.

AGRICULTURAL EQUIPMENT OPERATIONS

         The Company estimates that North American retail sales of new agricultural equipment in its target product market in calendar 2001 totaled over $11 billion. Deere is the leading supplier of agricultural equipment in North America. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. The Company believes Deere has in excess of 1,000 agricultural dealers that operate approximately 1,600 stores and parts and service centers in North America.

         The Company believes it is the largest Deere agricultural equipment dealer in North America, both in number of stores and total purchases, accounting for approximately 1.8 percent of Deere's North American sales of agricultural equipment, parts and attachments in calendar 2001. As of the end of fiscal 2002, the Company operated 14 Deere agricultural equipment stores located in Arizona, Southern California, Minnesota, North Dakota, South Dakota and Washington.

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

         The Company also conducts agricultural equipment rental operations in Arizona and California. The Company believes the agricultural equipment rental business is a growing trend being driven primarily by agricultural customers that are increasingly outsourcing their equipment needs. Outsourcing allows producers to reduce their investment in non-core assets and to convert equipment costs from fixed to variable, especially in the western, southwestern and south central regions of the United States.

TRUCK OPERATIONS

         The Company estimates that North American retail sales of heavy-duty trucks in calendar 2001 exceeded $8 billion. Mack Trucks, Inc. ("Mack") and Volvo AB ("Volvo") are leading suppliers of heavy-duty trucks in North America. The Company believes Mack has approximately 128 dealers that operate approximately 252 locations in the United States, while Volvo has approximately 132 dealers that operate approximately 215 locations in the United States. Each Mack or Volvo truck dealer is assigned designated geographical areas of responsibility within which it has the right to sell new trucks made by the truck manufacturer.

         The Company currently operates Mack truck centers in Fargo and Grand Forks, North Dakota. Its Volvo truck centers are located in Riverside, California and Fargo and Grand Forks, North Dakota. The Company's truck centers in Fargo, Grand Forks and Riverside also sell and service GMC trucks; and its stores in Fargo, Grand Forks and Fontana, California handle Isuzu trucks. The Company also conducts a used truck operation in Fontana, California. The Company's truck centers are located in high truck traffic areas on or near major highways.

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

MATERIAL HANDLING EQUIPMENT OPERATIONS

         The Company estimates that North American retail sales of lift trucks in its target product market in calendar 2001 totaled approximately $6 billion. Hyster Company (part of the material-handling group of NACCO Industries, Inc.) ("Hyster") is a leading supplier of lift trucks in North America. The Company believes Hyster has approximately 50 geographic sales territories with approximately 200 stores in North America. Each Hyster dealer is assigned designated geographical areas of responsibility within which it has the right to sell new Hyster lift trucks and parts. The Company is the designated Hyster lift truck dealer for the upper Midwest - Minnesota, Nebraska, North Dakota, South Dakota, western Iowa and northwestern Wisconsin.

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

         Shortly after its appointment as a Hyster dealer in fiscal 1999, the Company acquired the operating assets of two companies engaged in the distribution, sale, service and rental of material handling equipment with stores located in Grand Island, Lincoln and Omaha, Nebraska and North Sioux City, South Dakota. This acquisition provided the Company with an established platform which complemented its Hyster operations, including aerial and high-reach man lifts manufactured by Genie, Grove, Skyjack and Upright and other equipment used to move, protect, store or control products and materials in manufacturing and distribution. During the second quarter of fiscal 2002, the Company closed three of the acquired locations in Grand Island and Lincoln, Nebraska and North Sioux City, South Dakota. The stores were closed to reduce overhead in response to declining unit market potential and competitive pressures in the material handling equipment business. The territories associated with the closed stores are continuing to be serviced from the remaining material handling locations in Eagan, Minnesota and Omaha, Nebraska.

         The Company currently conducts its material handling operations from two locations dedicated solely to material handling equipment. The remaining authorized territories are serviced by several of the Company's agricultural and construction equipment stores in Minnesota and North Dakota. These stores display a variety of equipment for sale or rent, and have fully-equipped service bays to provide on-site service and maintenance. Full service trucks also provide mobile service to customers on site at their businesses. Customers include commercial, manufacturing, trucking and warehousing businesses, some of which have fleets of material handling equipment to maintain.

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

FINANCIAL SERVICES

         The Company facilitates the sale and/or lease of equipment and trucks by providing on site finance professionals to assist in completing transactions. The Company has developed a private label financing/leasing program with CitiCapital Commercial Corporation ("CitiCapital"). Under the program the Company markets financial services which are provided by CitiCapital. The Company has also developed relationships with other vendors of financial products which include loans, leases, extended warranties, credit life insurance and casualty insurance, which are sold to the Company's customers.

         The Company believes there is a growing trend in the equipment and truck distribution business toward selling new and used products with financing and service contracts. In addition, financing incentives are an important element in the Company's selling efforts. Many customers want to purchase products from retailers who can also provide financing and other products and services of the types being offered by the Company.

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

         Floor plan financing from Deere and Deere Credit Services, Inc. ("Deere Credit") represents the primary source of borrowing base financing for equipment inventories, particularly for equipment supplied by Deere. Floor plan financing of truck inventories is primarily supplied by Volvo Commercial Finance LLC The Americas ("Volvo Finance"), General Motors Acceptance Corporation ("GMAC"), and CitiCapital. Rental equipment on- and off-balance sheet financing is primarily provided by Deutsche Financial Services Corporation ("Deutsche Financial") and Deere Credit. All lenders generally receive a security interest in the inventory or rental equipment being financed.

CUSTOMER FINANCING OPTIONS

         Financing options for customer purchases support the sales activities of the Company. Financing for purchases by the Company's customers are available through the Company's private label financing/leasing program provided by CitiCapital, by manufacturer-sponsored sources (such as Deere Credit) and by major finance companies. The Company's finance subsidiary coordinates arrangements for most of the Company's customers who request financing. The Company does not grant extended payment terms.

PRODUCT WARRANTIES

         The manufacturer generally provides warranties for new products and parts. The term and scope of these warranties vary greatly by manufacturer and product. The manufacturer (such as Deere) pays the Company for repairs to equipment under warranty. The Company generally sells used products "as is" and without manufacturer's warranty, although manufacturers sometimes provide limited warranties if the manufacturer's original warranty is transferable and has not yet expired. The Company also sells warranty products offered by third parties on new and used equipment. The Company itself has not generally provided additional warranties.

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

         The Company's truck centers compete with distributors of trucks produced by manufacturers other than Mack and Volvo, including Daimler Chrysler AG (Freightliner and Sterling), Ford Motor Co., Navistar International Corp. and Paccar Inc. (Peterbilt and Kenworth). The Company's material handling stores compete with distributors of lift trucks produced by manufacturers other than Hyster. Competing manufacturers include Clark Material Handling Company, Crown Equipment Corporation, Nissan Motor Co., Toyota Motor Corp., another division of the NACCO material handling group (Yale), and equipment rental companies that rent aerial and high-reach man lifts, lift trucks and other material handling equipment.

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

BACKLOG

         In the current economic environment affecting all of the Company's operating segments, all equipment and trucks are readily available from the Company's manufacturers and currently there is no backlog of orders which will not be filled in fiscal 2003.

AGREEMENTS WITH MANUFACTURERS

         DEERE CONSTRUCTION DEALER AGREEMENTS. The Company has agreements with Deere which authorize the Company to act as a dealer of Deere construction, utility and forestry equipment (the "Construction Dealer Agreements"). The Company's areas of responsibility for the sale of Deere construction equipment are: (i) in the Midwest: most of Minnesota, Montana, North Dakota and South Dakota, and small portions of Iowa and Wyoming; (ii) in the Southwest: Arizona and part of Southern California; and (iii) in South Central: Central Texas, including the Austin, Dallas-Fort Worth and San Antonio metropolitan areas.

         Pursuant to the Construction Dealer Agreements, the Company is required, among other things, to maintain suitable facilities, provide competent management, actively promote the sale of construction equipment in the designated areas of responsibility, fulfill the warranty obligations of Deere, maintain inventory in proportion to the sales potential in each area of responsibility, provide service and maintain sufficient parts inventory to service the needs of its customers, maintain adequate working capital and maintain stores only in authorized locations. Deere is obligated to make available to the Company any finance plans, lease plans, floor plans, parts return programs, sales or incentive programs or similar plans or programs it offers to other dealers. Deere also provides the Company with promotional items and marketing materials prepared by Deere for its construction equipment dealers. The Construction Dealer Agreements also entitle the Company to use John Deere trademarks and tradenames, with certain restrictions.

         In addition to the Deere Construction Dealer Agreements, the Company also has dealer agreements with Hitachi Construction Machinery (America) Corporation ("Hitachi") for similar territories of the Midwest and Southern California that the Company represents Deere. Hitachi is a joint venture partner with Deere and generally offer products which complement Deere including large excavators, shovels and rigid frame mining trucks.

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

         DEERE DEALERSHIP AGREEMENTS - OTHER PROVISIONS. The Company operates its Deere construction and agricultural stores pursuant to its agreements with Deere, including Deere's customary construction or agricultural dealership agreements for each of the Company's construction areas of responsibility and agricultural store locations. These agreements impose a number of restrictions and obligations on the Company with respect to its operations, including a prohibition on carrying construction products which are competitive with Deere products, and an obligation to maintain suitable facilities. In addition, the Company must provide competent management, actively promote the sale of Deere equipment in the Company's designated areas of responsibility, fulfill the warranty obligations of Deere, provide service and maintain sufficient parts inventory to service the needs of its customers. The Company must also maintain inventory in proportion to the sales potential in each of the Company's designated areas of responsibility, maintain adequate working capital and maintain stores only in authorized locations. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. There can be no assurance that any such consent will be given by Deere. In addition, Deere has the right to have input into the selection of the Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. With respect to the Company, the Company's Deere construction equipment dealerships (construction operations) and the Company's agricultural equipment dealerships (agricultural operations), a minimum equity-to-asset ratio of 25% must be maintained. As of January 31, 2002, the equity-to-asset ratio for the Company, construction operations and agricultural operations were 41%, 37%, and 32%, respectively. The Company is prohibited from paying any dividends and may not effect any stock repurchase, repay or discharge its indebtedness for any subordinate loans, make any other distributions to owners, make acquisitions or initiate new business without complying with certain financial ratios related to minimum equity-to-assets levels and tangible net worth ratios before and after such actions. In the event of the death of Mr. Offutt, the Company's Chairman and CEO, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

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

         RELEASE AND COVENANT NOT TO SUE. Related to the settlement of previous legal proceedings with John Deere Construction & Forestry Company. ("JDCFC"), the Company signed a Release and Covenant not to Sue agreement. The agreement states the Company and Mr. Offutt, on behalf of themselves, their successors and assigns, and on behalf of any person or entity claiming by, through, or on behalf of any of them:

         1. release and forever discharge JDCFC, its successors, and all other persons or entities affiliated with JDCFC (the "Released Parties"), from any and all claims the Company or Mr. Offutt may have or which may arise in the future that relate to the Market Potential Limitation (see part b. of "Certain Important Factors", "Growth Through Acquisitions and Store Openings" of this Form 10-K, for definition), including disapproval or withholding of approval, by JDCFC, of an acquisition, merger, or other transaction which would result in noncompliance with the Market Potential Limitation; and

         2. agree that they will not bring any legal proceeding or assist any other person or entity in bringing any legal proceeding against any Released Party based in whole or in part on any claim released in the Release and Covenant Not to Sue.

         OTHER SUPPLIERS. The Company is an authorized dealer at various stores for suppliers of other products. The terms of such arrangements vary, but most of the dealership agreements contain termination provisions allowing the supplier to terminate the agreement after a specified notice period (usually 180 days) upon a change of control and in the event of Mr. Offutt's death.

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

EMPLOYEES

         As of January 31, 2002, the Company employed 1,325 full-time employees. Of this number, 7 employees were located at the Company's corporate offices and employed in corporate administration. A total of 77 employees were employed in field support roles located in various offices. The remaining employees were involved in the Company's operations: 731 in construction operations, 347 in agriculture operations and 163 in truck operations. None of the Company's employees are covered by a collective bargaining agreement.

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

         In the event of Mr. Offutt's death and change in control without Deere's consent, Deere thereafter has the right to terminate the Company's dealer appointments. A "change of control" is defined for these purposes as: (i) the sale, lease, exchange or other transfer of substantially all of the Company's assets; (ii) a merger, consolidation, reorganization or similar transaction in which the Company's stockholders do not own more than 50 percent of the voting power of the surviving entity (provided that if they own more than 50 percent but less than 80 percent of the voting power, the merger must be approved by a majority of the directors who were directors at the time of Mr. Offutt's death or subsequent directors whose election has been approved by existing directors ("Continuity Directors")); (iii) a vote by the stockholders to approve a transaction set forth in (i) or (ii), (iv) the acquisition by a person other than Mr. Offutt or his heirs of 50 percent or more of the voting power of the Company (20 percent if such acquisition has not been approved by a majority of the Continuity Directors); (v) a change in the corporate executive officers without Deere's approval; or (vi) if Continuity Directors cease to constitute a majority of the Company's Board of Directors.

         In addition, Deere is entitled to terminate the Company's applicable dealer appointments on one year's notice if the equity-to-assets ratio of the Company, the Company's construction operations, or the Company's agricultural operations, is below 25 percent as calculated by Deere based on the Company's fiscal year end audit. The Company has a right to cure such deficiency within 180 days of such fiscal year end.

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

         In addition, without regard to any subsequent attempts to cure, upon one year's written notice Deere may terminate agricultural dealer appointments for which the Company fails to submit acceptable business plans to Deere or to make meaningful progress toward the objectives in the business plans. Also, without regard to any subsequent attempts to cure, upon 180 days written notice JDCFC can terminate construction dealer appointments for which the Company fails to make Meaningful Progress, as defined in the dealership agreement, with respect to a Performance Criterion, as defined in the dealership agreement, in any fiscal or calendar year. Deere can also terminate the Company's dealer appointments for cause or if Deere determines there is not sufficient market potential to support a dealership in a particular location or area of responsibility, upon prior written notice to the Company of 180 days for agricultural dealerships and one year's notice for construction dealerships.

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

         The Company's results of operations have been and are expected to be affected by weather. Climatic phenomena such as La Nina and El Nino, and severe weather such as extreme cold and snowfall in the winter and major flooding in the spring or summer, can adversely impact the agricultural and construction industries. The results may include delayed delivery and servicing of equipment or decreased demand for the Company's products and services and a corresponding delay or loss in revenues. To the extent adverse weather occurs, the Company's results of operations and financial condition could be adversely affected.

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

         Worldwide economic conditions can impact competition in the geographic areas where the Company does business. For example, a downturn in the economies of foreign countries could result in an increased supply of equipment in U.S. markets with a corresponding increase in competitive pressures such as lower equipment prices. To the extent the Company experiences increased competition, the Company's results of operations and financial condition could be adversely affected.

         AVAILABLE FINANCING FOR CUSTOMERS. The sale of equipment, trucks and parts requires the availability of financing for customers. The Company has established multiple sources of financing for the customer, including manufacturer-sponsored finance companies (e.g., Deere Credit and Volvo Finance) and major independent finance companies (e.g., CitiCapital). To the extent such financing cannot be obtained on reasonable terms, the Company's revenues and results of operations could be adversely affected.

         SUBSTANTIAL INVENTORY FINANCING REQUIREMENTS, AND LENDING INDUSTRY CHANGES. The sale of equipment, trucks and parts requires substantial inventories to be maintained in order to facilitate sales to customers on a timely basis. As the Company grows, whether through acquisitions, opening new stores or internal growth, its inventory requirements will increase and, as a result, the Company's financing requirements also will increase. In the event that the Company's available financing sources are not sufficient to satisfy its future requirements, the Company would be required to obtain additional financing from other sources. While the Company believes that it could obtain additional financing or alternative financing if required, there can be no assurance that such financing could be obtained on commercially reasonable terms. To the extent such additional financing cannot be obtained on commercially reasonable terms, the Company's growth and results of operations could be adversely affected. In addition, consolidation among key lenders to the equipment industry and changes in such lenders policies could adversely affect the availability and pricing of funding for the Company's inventory financing needs.

         DEPENDENCE UPON KEY PERSONNEL. The Company believes its success depends upon the continued services of Mr. Offutt. The loss of Mr. Offutt could materially and adversely affect the Company. The Company does not maintain key person life insurance on Mr. Offutt.

         DEPENDENCE ON INFORMATION TECHNOLOGY SYSTEMS. The ability to monitor and control operations depends to a large extent on the proper functioning of information technology systems. Any disruption in these systems or the failure of these systems to operate as expected could, depending on the magnitude and duration of the problem, adversely affect the Company.

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

         b. Deere has informed the Company there are limits to acceptable ownership concentration of Deere dealerships. The current restriction for consolidation of JDCFC dealerships with respect to the Company is 9.9% of the total market potential for Deere construction products in North America. Such market potential is measured as of the 12-month period ended January 31, 1997, or such other limitation, but not less than 9.9%, as determined by JDCFC in its sole discretion (Market Potential Limitation). The Company believes Deere's current restriction for consolidation by any one dealer of Deere agricultural dealerships is two to three percent of Deere's market potential in North America. Accordingly, there can be no assurance that Deere will approve acquisitions or store openings up to or beyond these levels.

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

ITEM 2.    PROPERTIES.

         As of the end of fiscal 2002, the Company owned the real estate for seven of its stores and leased its executive offices, real estate for a potential dealership site and 20 stores from an Offutt Entity (as defined in Item 4A below). The Company also leased two administrative offices and 20 stores from unrelated third parties. Lease terms range from one to twelve years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.

         The Company's retail stores are located in the following states:

         ------------------------------------------------------
         Arizona                             7
         California                          5
         Minnesota                           8
         Montana                             2
         Nebraska                            1
         North Dakota                       13
         South Dakota                        3
         Texas                               6
         Washington                          2
         ------------------------------------------------------
         TOTAL LOCATIONS                    47
         ======================================================


ITEM 3.    LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is subject.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and offices held as of March 31, 2002, are as follows:


NAME                           AGE        OFFICE
----                           ---        ------
Ronald D. Offutt               59         Chairman of the Board, Chief Executive Officer and President

Allan F. Knoll                 58         Secretary

Christi J. Offutt              32         Chief Operating Officer

Steven B. Dewald               41         Chief Financial Officer

Kenneth J. Horner, Jr.         38         Executive Vice President - Project/Process Management

Thomas K. Espel                43         Treasurer and Assistant Secretary



         RONALD D. OFFUTT is the Company's founder, President, Chairman, Chief Executive Officer and principal stockholder. He has served as Chairman and Chief Executive Officer since the Company's formation in 1968. He has served as the Company's President since December 2000 and he served as a member of the Company's Office of the Chairman from December 1998 to December 2000. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, "Offutt Entities"). The Offutt Entities are engaged in a variety of businesses such as farming, food processing, auto dealerships and agricultural financing activities, some of which transact business with the Company. See Item 13 of this Form 10-K, "Certain Relationships and Related Transactions." Mr. Offutt spent approximately one-half of his time on the business of the Company during fiscal 2002. He is Former Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the father of Christi J. Offutt, Chief Operating Officer.

         ALLAN F. KNOLL has served as Secretary and a director of the Company since 1974. Mr. Knoll also served as a member of the Company's Office of the Chairman from December 1998 to December 2000. He served as Chief Financial Officer of the Company from 1974 through January 1999. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately twenty percent of his time on the business of the Company during fiscal 2002. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

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

         STEVEN B. DEWALD has served as Chief Financial Officer since July 2001. He previously served as Senior Vice President - Director of Finance Construction Division from January 2001 to July 2001. Mr. Dewald served as Senior Vice President - RDO Financial Services Co. from its formation in December 1997 until January 2001. Mr. Dewald also served as Director of Finance of Ag Capital Company. Prior to joining Ag Capital in 1996, he served as Chief Financial Officer of Metropolitan Financial Corporation. Mr. Dewald began his career with Ernst & Young focusing primarily in the financial services industry. He is a graduate of Concordia College of Moorhead with a degree in accounting and finance.

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

         THOMAS K. ESPEL has served as Treasurer and Assistant Secretary since March 2000. Mr. Espel also served as Chief Financial Officer from February 1999 until July 2001. He previously served as Executive Vice President - Finance from August 1998 until February 1999. Prior to joining the Company, he served as manager of Ag Capital Company ("Ag Capital") since its inception in 1989 and continues to serve as a member of its Board of Directors. Under his direction, Ag Capital, an Offutt entity, grew to more than $450 million in assets managed. RDO Financial Services Co., a subsidiary of the Company, was formed from the retail credit activities of Ag Capital. From 1981 through 1988, Mr. Espel held various lending positions at St. Paul Bank for Cooperatives, a $4 billion institution located in St. Paul, Minnesota. He has a bachelor's degree from the University of Illinois and a master's degree from Michigan State University, both in Agricultural Economics - Finance.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Class A common stock of RDO Equipment Co. is traded on the New York Stock Exchange under the symbol "RDO". The quarterly high and low reported sales prices on the New York Stock Exchange during the Company's two most recent fiscal years were:

                      FIRST            SECOND             THIRD         FOURTH
                    QUARTER           QUARTER           QUARTER        QUARTER
FISCAL 2002
     High            $  4.05          $   3.45          $  3.50         $  3.67
     Low             $  2.80          $   3.05          $  1.92         $  2.30

FISCAL 2001
     High            $  6.06          $   6.44          $  4.44         $  4.56
     Low             $  4.75          $   4.31          $  2.75         $  2.00

         As of April 19, 2002, the Company had 243 record holders and approximately 2,200 beneficial holders of its Class A Common Stock, and one holder of its Class B Common Stock. The Company did not have any unregistered sales of equity securities during fiscal 2002.

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

ITEM 6.  SELECTED FINANCIAL DATA.

RDO EQUIPMENT CO. AND SUBSIDIARIES


                                                                                                FISCAL YEARS ENDED JANUARY 31,
------------------------------------------------------------------------------------------------------------------------------
[in thousands, except store and per share data]        2002         2001          2000          1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA
Revenues:
       Equipment and truck sales                  $ 378,182    $ 484,727     $ 476,773     $ 404,093    $ 301,684    $ 224,094
       Parts and service                            163,032      181,173       173,336       143,335      113,268       75,820
       Rental                                         6,442        8,706        32,178        26,208       14,451        2,499
       Financial services                             2,264        5,772         6,683         4,988           --           --
------------------------------------------------------------------------------------------------------------------------------
                       Total revenues               549,920      680,378       688,970       578,624      429,403      302,413
Cost of revenues (1)                                456,697      581,583       566,877       479,275      340,987      245,287
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                         93,223       98,795       122,093        99,349       88,416       57,126
Selling, general and administrative expenses         91,321      106,918        97,431        81,682       60,382       41,275
Loss on sale, restructuring charges
       and asset impairment                              --       11,200            --         2,200           --           --
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                               1,902      (19,323)       24,662        15,467       28,034       15,851
Gain on sale of RDO Rental Co.                           --           --           786            --           --           --
Interest expense, net                                (5,952)     (11,961)      (13,719)      (12,427)      (5,538)      (5,046)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                           (4,050)     (31,284)       11,729         3,040       22,496       10,805
Income tax provision (benefit) (2)                   (1,620)     (12,733)        5,252         1,237        9,156        4,322
Minority interest                                        --           11           (60)          135           89           --
==============================================================================================================================
Net income (loss)                                 $  (2,430)   $ (18,562)    $   6,537     $   1,668    $  13,251    $   6,483
==============================================================================================================================
Net income (loss) per share - basic and diluted   $   (0.18)   $   (1.41)    $    0.50     $    0.13    $    1.00    $    0.77
==============================================================================================================================

SELECTED OPERATING DATA
Comparable store revenues increase (decrease)            (8)%         (2)%          (2)%           5%          11%          26%
Stores open at beginning of year                         53           56            64            50           32           26
   Stores opened                                         --           --            --             6            3            1
   Stores acquired                                       --           --             5            10           16            5
   Stores consolidated/closed/sold                       (6)          (3)          (13)           (2)          (1)          --
------------------------------------------------------------------------------------------------------------------------------
Stores open at end of year                               47           53            56            64           50           32
------------------------------------------------------------------------------------------------------------------------------
Net purchases (sales) of rental equipment         $    (654)   $   2,118     $     485     $  19,769    $  14,185    $   1,519
Net purchases of property and equipment                 888        2,357         3,409         5,132        3,766        2,137
Depreciation and amortization                         6,003        7,465        12,950        10,506        5,308        2,606

As of January 31,
------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                                   $  48,904    $  49,842     $  64,225     $  36,739    $  69,265    $  72,744
Inventories                                         128,504      169,090       217,556       208,368      220,841      130,955
Total assets                                        216,594      305,988       361,997       379,220      319,432      181,551
Floor plan/borrowing base payables (3)               97,416      149,191       190,242       191,030      163,988       64,331
Total debt                                            4,969       20,417        26,604        55,533       31,353       14,409
Stockholders' equity                                 87,857       90,713       109,275       102,738      101,070       87,795


(1)  Fiscal 1999 included a special $15 million inventory charge.
(2) Prior to January 20, 1997, the Company elected to be treated as an S corporation under the Internal Revenue Code. A pro forma provision for income taxes was computed as if the Company were subject to corporate income taxes based on the tax laws in effect during these fiscal years.
(3) Includes interest-bearing and noninterest-bearing liabilities incurred in connection with inventory financing.

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

         The Company generates its revenues from sales of new and used equipment and trucks, sales of parts and service, rental of equipment, customer financing and related products and services. In addition to outright sales of new and used equipment, sales include equipment purchased under rent-to-purchase agreements. Generally under such agreements, the customer is given a period of several months to exercise the option to purchase the rented equipment and is allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased.

         The Company's highest gross margins have historically been generated from its parts and service revenues. One of the Company's operating strategies is to increase the demand for parts and service by establishing, and then increasing, the base of equipment and trucks held by its customers. Due to product warranty time frames and usage patterns by customers, there generally is a time lag between equipment and truck sales and the generation of significant parts and service revenues from such sales. As a result of this time lag, increases in parts and service revenues do not necessarily coincide with increases in equipment and truck sales. In addition, due to differences in gross margins between equipment and truck sales and parts and service revenues, gross margin percentages may increase during periods of declining equipment and truck sales and decline when equipment and truck sales are strong.

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

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements. See "Liquidity and Capital Resources" below.

         During fiscal 2002, the Company was affected by various economic conditions in all operating segments. The Company's agricultural operations continued to reflect the challenging farm economy. The Company expects the general agricultural economic climate to remain stable yet challenging in fiscal 2003. During fiscal 2002, the Company's construction operations were affected by a general slowdown in equipment purchasing by construction equipment contractors in the Company's geographic areas of responsibility, especially in the Company's southern regions. These conditions resulted in decreased market demand for equipment and increased competitive pressures in the Company's operating regions. The Company expects these competitive pressures to continue into fiscal 2003. The Company's truck operations were adversely affected by the depressed market demand for trucks.

         In fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. As part of the Company's plan to divest itself of the majority of its heavy-duty truck business, the Company completed transactions selling its truck center business located in Dallas, Fort Worth, and Waco, Texas. The Company closed its Material Handling locations in Grand Island and Lincoln, Nebraska, and North Sioux City, South Dakota. These territories are being serviced from the remaining locations in Eagan, Minnesota and Omaha, Nebraska.

         During the fourth quarter of fiscal 2001, the Company approved a comprehensive plan to restructure management and to divest the majority of its heavy-duty truck business, retaining only the stores that are showing significant short-term earnings potential and have generally been profitable through the years. These actions allowed the Company to increase its focus on its traditional core business lines of construction and agricultural equipment. The Company recognized charges to operations of $11.2 million in the fourth quarter of fiscal 2001, reflecting the costs the Company incurred. The charges were comprised of a $3.0 million loss on the sale of the Company's Roseville, Minnesota truck business, approximately $800,000 of severance costs and the remainder consisted of asset impairments of long-lived assets, such as fixed assets, leasehold imporvements and associated lease obligations, and goodwill related to the Company's truck division. Severance costs paid during fiscal 2002 totaled approximately $500,000 resulting in a remaining severance accrual of approximately $200,000. Cost incurred related to lease and other obligations totaled approximately $200,000 leaving an accrual of $100,000 as of the end of fiscal 2002.

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

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         INVENTORIES. All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks.

         REVENUE RECOGNITION. Revenue on equipment, truck and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time such services are provided. In addition to outright sales of new and used equipment, certain rentals include rent-to-purchase option agreements. Under such agreements, customers are given a period of several months to exercise the option to purchase the rented equipment and may be allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased. Revenue is not recognized until the option is exercised.

         OTHER ASSETS. Other assets consist primarily of goodwill related to acquisitions and other intangible assets. As stated in Note 2, SFAS No. 142, provides that goodwill and other intangible assets that have indefinite useful lives will not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market condition, projected cash flows, interest rates and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. SFAS No. 142 requires, in lieu of amortization, an initial impairment review of goodwill in the Company's 2003 fiscal year and annual impairment test thereafter. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded. The impact of adopting SFAS No. 142, effective February 1, 2002, will result in the cessation of goodwill amortization which approximates $1.0 million annually. In addition, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                                         FOR FISCAL YEARS ENDED JANUARY 31,
-------------------------------------------------------------------------------------------
                                                          2002          2001          2000
-------------------------------------------------------------------------------------------
REVENUE DATA (IN MILLIONS):
Total revenues                                       $   549.9     $   680.4     $   689.0
    Construction                                          53.6%         46.5%         48.9%
    Agricultural                                          30.7%         25.1%         20.2%
    Truck                                                 15.3%         27.5%         25.9%
    Rental                                                  --            --           4.0%
    Financial                                              0.4%          0.9%          1.0%

Construction revenues                                $   294.9     $   316.6     $   337.0
    Equipment sales                                       68.1%         68.8%         70.8%
    Parts and service                                     31.2%         30.1%         28.1%
    Rental                                                 0.7%          1.1%          1.1%

Agricultural revenues                                $   168.4     $   170.9     $   139.2
    Equipment sales                                       69.2%         71.0%         66.3%
    Parts and service                                     28.2%         26.0%         30.3%
    Rental                                                 2.6%          3.0%          3.4%

Truck revenues                                       $    84.3     $   187.1     $   178.8
    Truck sales                                           72.1%         77.9%         80.1%
    Parts and service                                     27.9%         22.1%         19.9%

Rental revenues                                      $      --     $      --     $    27.3
    Equipment sales                                         --            --          10.0%
    Parts and service                                       --            --           3.6%
    Rental                                                  --            --          86.4%

STATEMENT OF OPERATIONS DATA
(AS A PERCENTAGE OF REVENUES):
Revenues
    Equipment and truck sales                             68.8%         71.2%         69.2%
    Parts and service                                     29.6          26.6          25.1
    Rental                                                 1.2           1.3           4.7
    Financial services                                     0.4           0.9           1.0
-------------------------------------------------------------------------------------------
Total revenues                                           100.0%        100.0%        100.0%
-------------------------------------------------------------------------------------------
Gross profit                                              17.0%         14.5%         17.7%
Selling, general and
    administrative expenses                               16.6          15.7          14.1
Loss on sale, restructuring charges
    and asset impairment                                    --           1.6            --
-------------------------------------------------------------------------------------------
Operating income (loss)                                    0.4          (2.8)          3.6
Gain on sale of RDO Rental Co.                              --            --           0.1
Interest expense, net                                      1.1           1.8           2.0
Provision for (benefit from) taxes                        (0.3)         (1.9)          0.8
-------------------------------------------------------------------------------------------
Net income (loss)                                         (0.4)%        (2.7)%         0.9%
==========================================================================================


FISCAL YEAR ENDED JANUARY 31, 2002 COMPARED
TO FISCAL YEAR ENDED JANUARY 31, 2001

REVENUES

         Total revenues of $549.9 million during fiscal 2002 were $130.5 million, or 19.2%, lower than revenues of the previous year. Construction revenues, which represent the largest segment of the Company, were $294.9 million during the year. A general slowdown in equipment purchasing by construction contractors, especially in the Company's southern regions, resulted in a $21.7 million, or 6.9%, decrease in revenue in the segment compared to the prior year. Agricultural revenues of $168.4 million in fiscal 2002 were $2.5 million, or 1.5%, lower than in fiscal 2001. The challenging but relatively stable economic conditions in the farm economy caused the slight revenue decrease. Truck revenues of $84.3 million were down $102.8 million, or 54.9%, compared to last year. The sale of the Roseville, Minnesota truck dealership in January 2001 and the Texas truck dealerships in May 2001 accounted for $82.4 million of the decrease. The remaining decline is attributable to the depressed market demand for trucks. Financial services revenues decreased approximately $3.5 million from fiscal 2001 to fiscal 2002. Lower loan and lease originations due to lower construction and truck revenues contributed to the decrease, as well as competition from low rate financing programs offered by manufacturers.

         Equipment and truck sales were $378.2 million in fiscal 2002, a decrease of $106.5 million, or 22.0%, from fiscal 2001. The sale of truck dealerships caused $65.0 million of the change and depressed demand for trucks resulted in an additional $19.9 million in sales reductions. Construction equipment sales decreased $16.9 million, or 7.8% to $200.8 million and agricultural equipment sales decreased $4.7 million, or 3.9%, to $116.6 million due to the reasons stated previously.

         Parts and service revenues were $163.0 million in fiscal 2002, representing a decrease of $18.2 million, or 10.0%, from the prior year. Parts and service revenues from truck operations decreased approximately $17.9 million, or 43.2%, to $23.5 million. The decrease in truck parts and service revenues was primarily due to the truck dealership sales. Construction parts and service revenues decreased approximately $3.3 million, or 3.5%, to $92.0 million. Agricultural parts and service revenues increased approximately $3.0 million, or 6.7%, as sales increased from $44.5 million to $47.5 million.

         Rental revenues were approximately $6.4 million in fiscal 2002 compared to $8.7 million in fiscal 2001, a decrease of $2.3 million, or 26.4%. The decline in rental revenues reflects the Company's decision to reduce its dedicated rental fleet and focus on rental activity which has a high probability of converting into a sale. Rental revenue from equipment not in a dedicated rental fleet is classified as equipment sales. Construction operations had approximately a 41.7% decrease with rental revenues of $2.1 million, while agricultural operations had approximately a 15.7% decrease with rental revenues of $4.3 million.

         Financial services revenues of approximately $2.3 million were generated in fiscal 2002 compared to $5.8 million in fiscal 2001, a decrease of 60.3%. Financial services revenues are comprised primarily of earnings from interest rate additions on retail installment contracts, and finance charges from revolving credit accounts available to a portion of the Company's customers. The decrease is a direct result of the truck dealership sales and manufacturer sponsored low rate financing programs.

GROSS PROFIT

         Gross profit for fiscal 2002 was approximately $93.2 million, or 17.0% of total revenues, compared to $98.8 million, or 14.5% of total revenues in fiscal 2001, a decrease of $5.6 million, or 5.7%. The

Company has experienced an increase in gross profit as a percentage of total revenues due to increased parts and service revenues as a percentage of the Company's total revenues. The Company's gross margins are significantly higher from its parts and service revenues than from equipment and truck sales. The Company's divestiture of significant truck dealerships also contributed to the increase in gross profit as a percentage of revenues. Revenues from construction and agricultural operations provide the Company with higher gross margins than do truck operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased $15.6 million, from $106.9 million for fiscal 2001 to $91.3 million for fiscal 2002. Total SG&A expenses as a percentage of total revenues for fiscal 2002 and 2001 were 16.6% and 15.7%, respectively. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service and rental revenues. A primary contributing factor to the decrease in SG&A expenses was the truck dealership sales. The Company's efforts to streamline the management structure have and will continue to cause a reduction in the SG&A expenses. However, the Company is currently experiencing revenue reductions that are out-pacing SG&A expense reduction efforts, thus SG&A expenses as a percentage of revenues have increased slightly.

INTEREST EXPENSE

         Interest expense decreased approximately $6.0 million, or 47.6%, from $12.6 million for fiscal 2001 to $6.6 million for fiscal 2002. Interest expense as a percentage of total revenues decreased from 1.9% for fiscal 2001 to 1.2% for fiscal 2002. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the truck dealership sales were the contributing factors to the decrease in interest expense.

INTEREST INCOME

         Interest income increased approximately $100,000, or 16.7%, from fiscal 2001 to fiscal 2002. Interest income is primarily comprised of finance charges from trade receivables excluding those related to the financial services revolving credit accounts that are included in financial services revenues.

INCOME TAXES

         The estimated benefit from income taxes as a percentage of pretax loss was 40.0% and 40.7% for fiscal 2002 and 2001, respectively.

NET LOSS

         The Company reported a net loss of $2.4 million, or $0.18 per share for fiscal 2002 compared to a net loss of $18.6 million, or $1.41 per share for fiscal 2001.

FISCAL YEAR ENDED JANUARY 31, 2001 COMPARED
TO FISCAL YEAR ENDED JANUARY 31, 2000

REVENUES

         Total Revenues of $680.4 million for fiscal 2001 were $8.6 million, or 1.3%, lower than the revenues for fiscal 2000. Construction, truck, agricultural and financial services operations represented $316.6 million, $187.1 million, $170.9 million and $5.8 million of revenues, respectively. Truck and agricultural operations had revenue increases of $8.3 million, or 4.6%, and $31.7 million, or 22.8%, respectively. Agricultural revenues increased in all areas primarily attributable to the Company's gains in market share and a stabilizing agricultural economy, particularly in the Midwest. Construction revenues decreased $20.4 million, or 6.1%, due to continuing competitive pressures and overall declining unit market potential; these factors were offset to some extent by the Company's gains in market share. Financial services revenues decreased approximately $900,000 primarily attributable to lower loan and lease originations due to lower construction revenues, along with increased interest rates and a tightening credit environment. Total revenues decreased $27.3 million as a result of the sale of the Company's construction equipment rental operations.

         Equipment and truck sales were $484.7 million in fiscal 2001, an increase of $7.9 million, or 1.7%, over fiscal 2000. Truck sales contributed $2.4 million to the total sales increase, with truck sales increasing 1.7% to $145.7 million. Agricultural equipment sales increased $29.0 million, or 31.4%, to $121.3 million. Construction equipment sales decreased $20.8 million, or 8.7% to $217.7 million due to previously stated reasons. The construction equipment rental operations had equipment sales of $2.7 million in fiscal 2000.

         Parts and service revenues were $181.2 million in fiscal 2001, an increase of $7.9 million, or 4.6%, from the prior fiscal year. Truck operations contributed $5.9 million of the increase as sales grew 16.6% to $41.4 million. Construction operations contributed $600,000 of the increase as sales grew 0.6% to $95.3 million. Parts and service revenues from agricultural operations increased approximately $2.3 million, or 5.5%, to $44.5 million. The construction equipment rental operations had parts and service revenues of approximately $900,000 in fiscal 2000.

         Rental revenues were approximately $8.7 million in fiscal 2001 compared to $32.2 million in fiscal 2000, a decrease of $23.5 million, or 73.0%, primarily attributable to the sale of the Company's construction equipment rental operations.

         Financial services revenues of $5.8 million were generated in fiscal 2001, a decrease of $900,000, or 13.4%, compared to fiscal 2000. Financial services revenues are comprised primarily of earnings from interest rate additions on retail installment contracts, and finance charges from revolving credit accounts available to a portion of the Company's customers.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses increased $9.5 million, from $97.4 million for fiscal 2000 to $106.9 million for fiscal 2001. Total SG&A expenses as a percentage of total revenues for fiscal 2001 and 2000 were 15.7% and 14.1%, respectively. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction and financial services operations than for agricultural, truck and rental operations and lower for equipment and truck sales than for parts and service and rental revenues. The increase in SG&A was primarily attributable to operating the Riverside, California truck location for a full year, increased legal fees and higher than normal levels of SG&A expenses related to the consolidation and integration of the Company's acquired truck dealerships. SG&A as percentage of total revenues was higher in fiscal 2001 due to SG&A levels in construction and truck operations not adjusting as rapidly as revenues declined.

INTEREST EXPENSE

         Interest expense decreased approximately $1.9 million, or 13.1%, from $14.5 million for fiscal 2000 to $12.6 million for fiscal 2001. Interest expense as a percentage of total revenues decreased from 2.1% for fiscal 2000 to 1.9% for fiscal 2001. Interest expense as a percentage of total revenues decreased, despite higher interest rates, primarily due to a decrease in the level of interest-bearing floor plan payables along with a lower level of long-term debt. This debt reduction resulted primarily from the sale of the Company's construction equipment rental operations.

INTEREST INCOME

         Interest income decreased approximately $200,000, or 25.0%, from fiscal 2000 to fiscal 2001. Interest income is primarily comprised of finance charges from trade receivables excluding those related to the financial services revolving credit accounts that are included in financial services revenues.

INCOME TAXES

         The estimated provision for (benefit from) income taxes as a percentage of pretax income (loss) was (40.7%) and 44.8% for fiscal 2001 and 2000, respectively. The higher effective tax rate for fiscal 2000 was related to the Company's sale of its 80% owned subsidiary, RDO Rental Co.

NET INCOME (LOSS)

         The Company reported a net loss of $(18.6) million, or $(1.41) per share for fiscal 2001 compared to net income of $6.5 million, or $0.50 per share for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Ag Capital, Deutsche Financial, Volvo Finance, GMAC, CitiCapital and commercial banks.

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit floor plan financing provide extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest might not be charged for a substantial part of the period for which inventories are financed. Often, purchase discounts are available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which are currently four to twelve months for agricultural equipment and four months for construction equipment. The interest-free periods may be longer depending on special financing programs offered from time-to-time. Deere and Deere Credit also provide financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. During fiscal 2002, the Deere Credit financing program was expanded to provide funding for certain receivables. Collectively, the Deere Credit financing is a borrowing base facility. Volvo Finance, GMAC and CitiCapital provide truck floor plan financing with variable market rates of interest based on the prime rate.

         On January 31, 2002, in addition to manufacturer provided floor plan financing, the Company had unused credit commitments related to floor plan financing and on- and off-balance sheet financing of rental equipment of $62.4 million. The Company had outstanding floor plan payables of approximately $102.1 million, of which $70.8 million was interest-bearing as of January 31, 2002. The collateral of equipment and truck inventories along with eligible receivables would support $15.1 million of additional borrowing at January 31, 2002. During fiscal 2002, 2001, and 2000 the average interest rate under interest-bearing floor plan financing was approximately 7.13%, 8.82% and 7.37%, respectively.

         Currently, the Company has an unsecured bank line of credit totaling $1.9 million with a maturity date of July 1, 2002 and with a variable interest rate based on the prime rate (4.75% at January 31, 2002). The Company had approximately $925,000 of unused availability relating to this line of credit at January 31, 2002. The average interest rates on the Company's lines of credit during fiscal 2002, 2001 and 2000 were 7.04%, 9.03% and 7.92%, respectively.

         The Company believes it has sufficient credit availability from its existing credit facilities and manufacturers to finance its current and future operations. Various credit facilities are reviewed and renewed annually. As the credit facilities approach maturity, the Company believes it will be able to renew or extend these facilities, or replace these facilities with other facilities. The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures and other cash needs for fiscal 2003.

         The Company's financing agreements contain various covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with or obtained waiver letters for all covenants as of January 31, 2002.

         Operating activities, including changes in inventories and related floor plan payables, provided net cash of $5.8 million, $10.6 million and $20.2 million for fiscal 2002, 2001 and 2000, respectively. Reduced levels of trade receivables and inventories, partially offset by reduced levels of floor plan payables, were the primary contributing factors to cash provided by operating activities for fiscal 2002. The cash generated by operating activities for fiscal 2001 primarily resulted from depreciation and amortization and reduced inventory levels and trade receivables, partially offset by reduced levels of payables, including floor plan payables. The net cash provided by operating activities for fiscal 2001 was after the truck sale and restructure.

         Cash provided by investing activities was $2.0 million for fiscal 2002, which was primarily related to proceeds from the sale of the Texas truck dealerships. Cash used for investing activities in fiscal 2001 and 2000 was $3.2 million and $4.9, respectively. The cash used in fiscal 2001 was primarily related to purchases of agricultural rental equipment, purchases of property and equipment, the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center Inc. and the purchase of approximately 3% of the minority interest in Salinas Equipment Distributors, Inc. The cash used in fiscal 2000 was primarily related to acquisitions and the purchase of property and equipment for the Company's operations.

         Cash used for financing activities amounted to $14.6 million, $3.9 million and $11.1 million for fiscal 2002, 2001 and 2000, respectively. The primary contributing factors for the use of cash in fiscal 2002 were payments of long-term debt and the Company's operating lines. Cash used for financing activities in fiscal 2001 was primarily attributable to payment of long-term debt and net payments of bank lines and short-term notes payable. Cash used for financing activities in fiscal 2000 was primarily attributable to payment of long-term debt associated with the construction equipment rental company.

         During the third quarter of fiscal 2002, the Company's Board of Directors approved a stock repurchase program that allows the Company to repurchase up to ten percent of the Company's outstanding Class A common stock from time to time in both the open market and in privately negotiated transactions. Under the program, the Company has repurchased 148,000 shares of Class A common stock at a total cost of $426,000, as of January 31, 2002. The Company also expects to continue to repurchase shares in the future as deemed appropriate.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of this Form 10-K and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; global acts of terrorism; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as flooding, droughts, La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. A one percentage point increase in interest rates would result in a net increase to the unrealized fair market value of the Company's fixed rate debt by approximately $3,500. At January 31, 2002, the Company had variable rate floor plan payables, notes payable and long-term debt of $75.6 million and fixed rate notes payable and long-term debt of $147,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $756,000.

         The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.


ITEM 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Operations                               34

         Consolidated Balance Sheets                                         35

         Consolidated Statements of  Stockholders' Equity                    36

         Consolidated Statements of Cash Flows                               37

         Notes to Consolidated Financial Statements                          38

         Report of Independent Public Accountants                            55

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------------------------
[in thousands, except per share amounts]                            2002         2001         2000
--------------------------------------------------------------------------------------------------
REVENUES
          Equipment and truck sales                            $ 378,182    $ 484,727    $ 476,773
          Parts and service                                      163,032      181,173      173,336
          Rental                                                   6,442        8,706       32,178
          Financial services                                       2,264        5,772        6,683
--------------------------------------------------------------------------------------------------
                  Total revenues                                 549,920      680,378      688,970
COST OF REVENUES                                                 456,697      581,583      566,877
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      93,223       98,795      122,093
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      91,321      106,918       97,431
LOSS ON SALE, RESTRUCTURING CHARGES
          AND ASSET IMPAIRMENT (Note 3)                               --       11,200           --
--------------------------------------------------------------------------------------------------
          Operating income (loss)                                  1,902      (19,323)      24,662
INTEREST EXPENSE                                                  (6,649)     (12,578)     (14,536)
INTEREST INCOME                                                      697          617          817
GAIN ON SALE OF RDO RENTAL CO                                         --           --          786
--------------------------------------------------------------------------------------------------
          Income (loss) before income taxes and minority interest (4,050)     (31,284)      11,729
INCOME TAX PROVISION (BENEFIT)                                    (1,620)     (12,733)       5,252
--------------------------------------------------------------------------------------------------
          Income (loss) before minority interest                  (2,430)     (18,551)       6,477
MINORITY INTEREST                                                     --           11          (60)
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                              $  (2,430)   $ (18,562)   $   6,537
==================================================================================================

          Basic and diluted net income (loss) per share        $   (0.18)   $   (1.41)   $    0.50
==================================================================================================
          Weighted average shares outstanding - basic             13,160       13,182       13,182
          Weighted average shares outstanding - diluted           13,160       13,182       13,184
==================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                               AS OF JANUARY 31,
----------------------------------------------------------------------------------------------------------------
[in thousands]                                                                                  2002        2001
----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                                         $     852    $  7,635
         Accounts receivable (less allowance for doubtful accounts of $2,666 and $2,476)      26,726      41,612
         Income tax receivable                                                                 4,550       8,143
         Receivables from affiliates                                                              38         114
         Inventories                                                                         128,504     169,090
         Prepaid expenses                                                                      1,417       1,499
         Assets held for sale                                                                  8,862      22,987
         Deferred income tax asset                                                             5,310       7,000
----------------------------------------------------------------------------------------------------------------
                 Total current assets                                                        176,259     258,080
PROPERTY AND EQUIPMENT, NET                                                                   13,192      18,716
OTHER ASSETS:
         Goodwill and other, net of accumulated amortization of $4,725 and $3,686             25,126      25,619
         Deferred income tax asset                                                               504       2,400
         Deposits                                                                              1,513       1,173
----------------------------------------------------------------------------------------------------------------
                 Total assets                                                              $ 216,594    $305,988
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Floor plan/borrowing base payables                                                $  97,416    $149,191
         Notes payable                                                                           975      10,923
         Current maturities of long-term debt                                                  2,612       2,876
         Accounts payable                                                                      2,042       4,764
         Accrued liabilities                                                                  12,656      18,233
         Liabilities associated with assets held for sale                                      6,356      17,615
         Customer advance deposits                                                             5,298       3,905
         Dividends payable (Note 10)                                                              --         731
----------------------------------------------------------------------------------------------------------------
                 Total current liabilities                                                   127,355     208,238

LONG-TERM DEBT, net of current maturities                                                      1,382       6,618
----------------------------------------------------------------------------------------------------------------
                 Total liabilities                                                           128,737     214,856
----------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)
MINORITY INTEREST                                                                                 --         419
STOCKHOLDERS' EQUITY (Note 10):
         Preferred stock                                                                          --          --
         Common stocks-
                 Class A                                                                          57          57
                 Class B                                                                          75          75
         Additional paid-in-capital                                                           84,471      84,471
         Retained earnings                                                                     3,680       6,110
         Treasury stock, at cost                                                                (426)         --
----------------------------------------------------------------------------------------------------------------
                 Total stockholders' equity                                                   87,857      90,713
----------------------------------------------------------------------------------------------------------------
                 Total liabilities and stockholders' equity                                $ 216,594    $305,988
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------------------
                                        COMMON STOCK
                                     ------------------
                                     CLASS A     CLASS B       TOTAL  ADDITIONAL                     TREASURY STOCK
[in thousands,                        SHARES      SHARES      COMMON     PAID-IN    RETAINED       ------------------
except share amounts]                 ISSUED      ISSUED       STOCK     CAPITAL    EARNINGS       SHARES      AMOUNT        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 1999          5,731,008   7,450,492   $     132   $  84,471   $  18,135           --   $      --    $ 102,738
Net income                                --          --          --          --       6,537           --          --        6,537
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2000          5,731,008   7,450,492         132      84,471      24,672           --          --      109,275
Net loss                                  --          --          --          --     (18,562)          --          --      (18,562)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001          5,731,008   7,450,492         132      84,471       6,110           --          --       90,713
Purchase of Class A common stock          --          --          --          --          --      148,000        (426)        (426)
Net loss                                  --          --          --          --      (2,430)          --          --       (2,430)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2002          5,731,008   7,450,492   $     132   $  84,471   $   3,680      148,000   $    (426)   $  87,857
==================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE YEARS ENDED JANUARY 31,
---------------------------------------------------------------------------------------------------------------
[in thousands]                                                                     2002        2001        2000
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $ (2,430)   $(18,562)   $  6,537
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
         Depreciation and amortization                                            6,003       7,465      12,950
         Deferred taxes                                                           3,586      (5,950)     (2,980)
         Minority interest                                                           --          11         (60)
         Gain on sale of RDO Rental Co.                                              --          --        (786)
         Loss on sale, restructuring charges and asset impairment                    --      11,200          --
         Change in operating assets and liabilities:
                 Accounts receivable                                             20,685       5,790        (972)
                 Inventories                                                     45,247      20,756       8,098
                 Prepaid expenses                                                   122        (984)        524
                 Deposits                                                          (333)       (236)         57
                 Floor plan/borrowing base payables                             (58,414)     (6,301)    (11,987)
                 Accounts payable and accrued liabilities                        (8,785)     (5,002)      8,093
                 Customer advance deposits                                           92       2,382         702
---------------------------------------------------------------------------------------------------------------
                        Net cash provided by operating activities                 5,773      10,569      20,176
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net sales (purchases) of rental equipment                                           654      (2,118)       (485)
Net purchases of property and equipment                                            (888)     (2,357)     (3,409)
Net assets of acquisitions                                                         (822)     (1,495)     (4,404)
Proceeds on sale of dealership                                                    3,248       2,687          --
Retained investment and service fee on securitized receivables                       --          --       3,813
Other, net                                                                         (143)         42        (389)
---------------------------------------------------------------------------------------------------------------
                        Net cash provided by (used for) investing activities      2,049      (3,241)     (4,874)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                             --          89       7,322
Payments on long-term debt                                                       (3,500)     (2,582)    (15,403)
Purchase of common stock                                                           (426)         --          --
Payment of dividends                                                               (731)         --          --
Net payments of bank lines and short-term notes payable                          (9,948)     (1,407)     (3,065)
---------------------------------------------------------------------------------------------------------------
                        Net cash used for financing activities                  (14,605)     (3,900)    (11,146)
---------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (6,783)      3,428       4,156
CASH AND CASH EQUIVALENTS, beginning of year                                      7,635       4,207          51
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                         $    852    $  7,635    $  4,207
===============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF BUSINESS:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the results of RDO Equipment Co., a C corporation ("RDO") and its wholly-owned subsidiaries, RDO Construction Equipment Co., RDO Agriculture Equipment Co., RDO Truck Center Co., RDO Financial Services Co., RDO Material Handling Co., Hall GMC, Inc., Hall Truck Center, Inc., Salinas Equipment Distributors, Inc. ("SED"), and its majority-owned subsidiary RDO Rental Co. (80%). In January 2000, RDO sold all of its shares of RDO Rental Co.

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

         The Company's major suppliers of new equipment, trucks and parts for sale are Deere and Volvo. The percentage of the Company's revenues generated from these major suppliers' products are as follows:

                                     2002            2001            2000
-------------------------------------------------------------------------
Deere & Company                        45%             36%             35%
Volvo AB                                4%              9%             10%
=========================================================================

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

         The Company is required to meet certain performance criteria and equity ratios, maintain suitable facilities, actively promote the sale of Deere equipment, fulfill warranty obligations and maintain stores only in the authorized locations. Ronald D. Offutt, the Company's Chairman and CEO, is also required to maintain certain voting control and ownership interests. The agreements also contain certain provisions that must be complied with in order to retain the Company's dealership agreements in the event of the death of Ronald D. Offutt and a subsequent change in control, as defined. The Company was in compliance with the terms of the Deere agreements at January 31, 2002.

         Deere is obligated to make floor plan and other financing programs available to the Company that it offers to other dealers, provide promotional and marketing materials, and authorize the Company to use Deere trademarks and trade names.

2. SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period and disclosure of contingent assets and liabilities. The ultimate results could differ from those estimates. Estimates are used for such items as valuation of used equipment and truck inventory, depreciable lives of property and equipment, allowance for uncollectible accounts, guarantees, inventory, self-insurance reserves, restructuring charges and asset impairment charges. As additional information becomes available or as actual amounts are determinable, the recorded estimates are revised.

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

Inventories consisted of the following as of January 31:

(IN THOUSANDS)                                              2002           2001
--------------------------------------------------------------------------------
New equipment and trucks                              $   80,013      $ 112,190
Used equipment and trucks                                 27,070         33,090
Parts and other                                           21,421         23,810
--------------------------------------------------------------------------------
Total                                                  $ 128,504      $ 169,090
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Improvements which extend the useful life of the related item are capitalized and depreciated. Depreciation is provided for over the estimated useful lives of the individual assets using accelerated and straight-line methods. Depreciation expense was $5.0 million, $6.0 million and $11.5 million for the fiscal years ended January 31, 2002, 2001 and 2000, respectively.

         The Company follows the guidelines of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in determining whether an impairment of property and equipment or other long-lived assets has occurred. Specifically, the Company's policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate the remaining book value of the assets may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flow associated with the asset is compared to the asset's carrying value to determine if a write-down to recoverable value is necessary.

Property and equipment consisted of the following as of January 31:

(IN THOUSANDS)                              2002              2001         LIVES
--------------------------------------------------------------------------------
Land                                      $  479            $  481            --
Buildings and improvements                 6,987             6,828        5-31.5
Equipment, furniture and fixtures         20,640            20,382           3-7
Rental equipment                           2,903             8,603           3-7
Construction in progress                     126               203            --
--------------------------------------------------------------------------------
     Total                                31,135            36,497
Accumulated depreciation                 (17,943)          (17,781)
--------------------------------------------------------------------------------
Property and equipment, net             $ 13,192          $ 18,716
================================================================================

INCOME TAXES

         Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

REVENUE RECOGNITION

         Revenue on equipment, truck and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time such services are provided. In addition to outright sales of new and used equipment, certain rentals include rent-to-purchase option agreements. Under such agreements, customers are given a period of several months to exercise the option to purchase the rented equipment and may be allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased. Revenue is not recognized until the option is exercised.

RECEIVABLES

         During fiscal 2000, certain loan and lease receivables were securitized wherein they were sold to a special-purpose corporation which is a related party. The Company retained a minimum investment in sold receivables, limited to 10%. Upon sale, a gain was recognized on the receivables for the difference between carrying values and the sales proceeds based on estimates of future expected cash flows including adjustments for prepayments and credit losses. The Company serviced the underlying receivables on behalf of the special-purpose corporation in return for a fee. The Company sold approximately $29.4 million of loan and lease receivables during fiscal 2000. Approximately $1.6 million of gains on sales and servicing fee income were recognized as financial service revenues in the accompanying statement of operations during fiscal 2000. In December 1999, the Company replaced its securitization financing structure in favor of new financing arrangements and incurred a one-time loss of $399,000 reflected as a reduction of financial service revenues.

SALE OF RECEIVABLES WITH LIMITED RECOURSE

         During fiscal 2002, the Company entered into an agreement to sell certain trade receivable accounts to a third party (the transferee). The Company transferred approximately $3.5 million of receivables under this agreement as of January 31, 2002. These transfers were recorded as sales with limited recourse by removing the receivables from the Company's balance sheet and recording the cash received and the related discount on the sale. These transactions did not have a material effect on the Company's fiscal 2002 results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Unless otherwise disclosed, the carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, floor plan payables, and notes payable approximate fair value because of relatively short terms or variable rates on these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The application of the new accounting standard did not have an impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied in fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed an impairment charge will not be recorded. The impact of adopting the Statement, effective February 1, 2002, will result in the cessation of goodwill amortization which approximates $1.0 million annually. In addition, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future, thus resulting in a potential increase in earnings volatility.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes accounting standards for the impairment and disposal of long-lived assets and criteria for determining when a long-lived asset is held for sale. The statement removes the requirement to allocate goodwill to long-lived assets to be tested for impairment, requires that the depreciable life of a long-lived asset to be abandoned be revised in accordance with APB Opinion No. 20, "Accounting Changes," provides that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company's financial statements beginning February 1, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

3. LOSS ON SALE, RESTRUCTURING CHARGES AND ASSET IMPAIRMENT:

         During the fourth quarter of fiscal 2001, the Company approved a comprehensive plan to restructure management and to divest itself of the majority of its heavy-duty truck business. The Company recognized charges to operations of $11.2 million in the fourth quarter of fiscal 2001.

         The charges included a loss of $3.0 million related to the sale of its Roseville, Minnesota, truck business during the fourth quarter of fiscal 2001; estimated losses on the anticipated sale of the Riverside, California, and Dallas and Fort Worth, Texas truck businesses in fiscal 2002; severance related to employee terminations; and asset impairments. The Company accrued approximately $800,000 of severance costs relating to the elimination of approximately 11 salaried management positions. The asset impairments consisted of long-lived assets, including fixed assets, leasehold improvements and associated lease obligations, and goodwill relating to the Company's truck division. Impairment was measured based on estimated proceeds from the expected sales of the Company's truck businesses. The assets associated with the truck business planned for sale were classified as assets held for sale on the balance sheet totaling approximately $8.9 million and $23.0 million as of the end of fiscal 2002 and 2001, respectively. These assets are no longer being depreciated as they are no longer being used in continuing operations. Liabilities associated with assets held for sale totaled approximately $6.4 million and $17.6 million as of the end of fiscal 2002 and 2001, respectively, and were primarily comprised of truck floor plan financing, trade payables and other current liabilities. Operating losses from the truck dealership sold and the truck businesses planned for sale totaled approximately $230,000 and $13.3 million during fiscal 2002 and 2001, respectively, and are included in the Company's truck segment (Note 14).

         During fiscal 2002, the Company continued the execution of the above-described restructuring plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. During fiscal 2002, the Company eliminated the remaining ten management positions of the eleven identified in the plan. Severance costs paid during fiscal 2002 totaled approximately $500,000 resulting in a remaining severance accrual of approximately $200,000. Costs incurred related to lease and other obligations totaled approximately $200,000 leaving an accrual of approximately $100,000 as of January 31, 2002.

         The Company also completed the sale of the Dallas and Fort Worth, Texas truck businesses during the second quarter of fiscal 2002. The financial effects of the sale of the Dallas and Fort Worth, truck business were in line with loss estimates made during the fourth quarter of fiscal 2001. The Company actively pursued the sale of its Riverside, California, truck business in fiscal 2002, and the business is still considered held for sale.

4. BUSINESS COMBINATIONS:

         The Company's acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill which was amortized over 30 years, through January 31, 2002.

         During the first quarter of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. Approximately 3% of the minority interest was purchased during the fourth quarter of fiscal 2001. The net purchase price totaled approximately $800,000 and $300,000, respectively. During the first quarter of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. Pro forma operating results for the period prior to these acquisitions were not significant.

5. FLOOR PLAN/BORROWING BASE PAYABLES:

         Floor plan/borrowing base payables are financing arrangements for inventory and receivables. The terms of floor plan arrangements may include a one- to twelve-month interest-free term followed by a term during which interest is charged. The interest-free periods may be longer depending on special financing programs that may be offered from time to time, and occasionally, additional discounts are available in lieu of interest-free periods. Payoff of the floor plan payables generally occurs at the earlier of sale of the inventory or in accordance with the terms of the financing arrangements. All amounts owed to Deere & Company are guaranteed by Ronald D. Offutt and are collateralized by inventory.

Floor plan/borrowing base payables consisted of the following as of January 31:


(IN THOUSANDS)                                                                        2002         2001
=======================================================================================================
NONINTEREST-BEARING:
   Deere & Company                                                               $  31,259    $  36,167
   Deere Credit Services, Inc.                                                          --        1,515
-------------------------------------------------------------------------------------------------------
                                                                                    31,259       37,682
-------------------------------------------------------------------------------------------------------
INTEREST-BEARING:
   Deere Credit Services, Inc., revolving borrowing base facility, interest at
      5.00% at January 31, 2002, based on prime                                     40,000       73,900
   Deere Credit Services, Inc., inventory notes, due as inventory is sold,
      Interest at various rates, 4.75% to 8.5% at January 31, 2002                     452          283
   Deere & Company, due as inventory is sold, 4.75% to 5.75% at January 31,
      2002, based on prime                                                          12,124        8,205
   Ag Capital Company (affiliate), 6.63% at January 31, 2002,
      based on LIBOR                                                                10,000       24,000
   Volvo Commercial Finance LLC The Americas, 4.79% at January 31,
      2002, based on LIBOR (included in liabilities associated with
      assets held for sale)                                                          4,657       13,611
   General Motors Acceptance Corporation, 4.25% at January 31, 2002,
      based on prime                                                                 2,824        4,068
   CitiCapital Commercial Corporation, 4.75% at January 31, 2002,
       based on prime                                                                  657          291
   Other                                                                               100          762
   Amount included in liabilities associated with assets held for sale              (4,657)     (13,611)
-------------------------------------------------------------------------------------------------------
                                                                                    66,157      111,509
=======================================================================================================
   Total                                                                         $  97,416    $ 149,191
=======================================================================================================

         On January 31, 2002, the Deere Credit Services, Inc. revolving borrowing base facility commitment was $105.0 million. The above noted $40.0 million outstanding on the facility and off-balance sheet leases of $6.1 million consume the commitment leaving $58.9 million unused. The collateral of equipment inventories along with eligible receivables would support $15.1 million of additional borrowings at January 31, 2002. The current facility, which is reviewed and renewed annually, expires on October 31, 2002. The Company believes it will be able to renew or extend this facility or replace it with other facilities which will provide the necessary liquidity.

         In addition to manufacturer floor plan financing, the Company had an additional $3.5 million of unused credit commitments form various other sources as of January 31, 2002.

         The Company has certain floor plan/borrowing base financing agreements containing various restrictive covenants, which, among other restrictions, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with or obtained waiver letters for all floor plan covenants at January 31, 2002.

6. NOTES PAYABLE AND LONG-TERM DEBT:

NOTES PAYABLE

Notes payable consisted of the following as of January 31:

(IN THOUSANDS)                                              2002          2001
------------------------------------------------------------------------------
Ag Capital Company (affiliate), operating lines           $   --       $10,923
Bank operating lines                                         975            --
------------------------------------------------------------------------------
Total notes payable                                       $  975       $10,923
==============================================================================

         As of January 31, 2002, the Company had one operating line of credit that provided maximum borrowings totaling $1.9 million. This operating line has a maturity date of July 1, 2002 with a variable interest rate based on prime (4.75% at January 31, 2002). During fiscal years 2002 and 2001, the Company had two operating lines of credit. As of January 31, 2001, these operating lines provided maximum borrowings totaling $20.0 million with varying maturities and variable interest rates based on LIBOR and prime. The highest balances outstanding under these lines were $15.1 million and $17.7 million for fiscal years ended January 31, 2002 and 2001, respectively. The weighted average interest rates on these lines during such periods were 7.04% and 9.03%, respectively.

LONG-TERM DEBT

Long-term debt consisted of the following as of January 31:


(IN THOUSANDS)                                                                          2002          2001
---------------------------------------------------------------------------------------------------------
Ag Capital Company (affiliate), due in various amounts through February 2006, interest (variable 6.33% to 6.77%), collateralized by
   stock of a subsidiary and certain fixed assets of the Company                 $    3,203    $    6,323
Volvo Trucks North America, Inc., due September 2004, 4.75% at
    January 31, 2002, based on prime, unsecured                                         640         2,640
Volvo Trucks North America, Inc.                                                         --           114
Other                                                                                   151           417
---------------------------------------------------------------------------------------------------------
Total                                                                                 3,994         9,494
Less current maturities of long-term debt                                            (2,612)       (2,876)
---------------------------------------------------------------------------------------------------------
Total long-term debt, net of current maturities                                  $    1,382    $    6,618
=========================================================================================================


Future long-term debt maturities as of January 31, 2002 are as follows:

(IN THOUSANDS)
-------------------------------------------------------------------------
2003                                                              $ 2,612
2004                                                                  107
2005                                                                1,256
2006                                                                   19
2007                                                                   --
Thereafter                                                             --
-------------------------------------------------------------------------
Total                                                             $ 3,994
-------------------------------------------------------------------------

         The Company has notes payable and long-term debt agreements containing various restrictive covenants, which, among other matters, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with all notes payable and long-term debt covenants at January 31, 2002.

7. EARNINGS PER SHARE:

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the net income
(loss) per common share calculations:


(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                                           2002          2001         2000
-------------------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders                             $  (2,430)    $ (18,562)     $ 6,537
===================================================================================================================
Weighted average number of common shares outstanding - basic                      13,160        13,182       13,182
Dilutive effect of option plan                                                        --            --            2
-------------------------------------------------------------------------------------------------------------------
Common and potential common shares outstanding - diluted                          13,160        13,182       13,184
===================================================================================================================
Basic and diluted net income (loss) per share                                  $   (0.18)    $   (1.41)     $  0.50
===================================================================================================================

8. EMPLOYEE BENEFIT PLANS:

401(k) EMPLOYEE SAVINGS PLAN

         The Company's employees participate in a 401(k) employee savings plan, which covers substantially all employees. The Company matches a portion of employee contributions. Company contributions were $684,000, $750,000 and $643,000 for the fiscal years ended January 31, 2002, 2001 and 2000, respectively.

EMPLOYEE HEALTH BENEFIT TRUST

         The Company participates in a tax-exempt voluntary employee benefit trust sponsored by an affiliate, which provides health and dental benefits for full-time employees. In the event of a deficiency in the trust, additional monthly premiums could be assessed to the Company. The maximum liability to the Company is limited by stop-loss insurance to the lesser of $35,000 per employee or 120% of expected claims for the year.

STOCK-BASED COMPENSATION PLAN

         The Company's 1996 Stock Incentive Plan (the Plan) provides incentives to key employees, directors, advisors and consultants of the Company. The Plan, which is administered by the Compensation Committee of the Board of Directors (the Committee), provides for an authorization of shares of Class A common stock for issuance thereunder limited to 10% of the total number of shares of common stock issued and outstanding. Under the Plan, the Company may grant eligible recipients incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock awards, or any combination thereof. The Committee establishes the exercise price, vesting schedule and expiration date of any stock options granted under the Plan. Options outstanding at January 31, 2002 vest immediately or according to an up to a five year schedule and expire five to ten years after the date of grant.

Information regarding the Plan as of January 31 is as follows:

                                                2002                      2001                      2000
-------------------------------------------------------------------------------------------------------------------
                                                      WEIGHTED                  WEIGHTED                   WEIGHTED
                                                       AVERAGE                   AVERAGE                    AVERAGE
                                                      EXERCISE                  EXERCISE                   EXERCISE
                                          OPTIONS        PRICE      OPTIONS        PRICE      OPTIONS         PRICE
-------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year            586,974       $ 9.88      829,250      $ 10.35      696,525       $ 11.74
Granted                                   228,849         3.23      121,834         5.33      220,000          5.95
Canceled                                  (88,724)        6.46     (364,110)        9.44      (87,275)         10.3
Exercised                                      --           --           --           --           --            --
-------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                  727,099       $ 8.20      586,974       $ 9.88      829,250       $ 10.35
===================================================================================================================
Exercisable, end of year                  639,309       $ 7.87      359,094      $ 10.19      406,010        $ 9.68
===================================================================================================================
Weighted average fair value of
  options granted                                       $ 1.22                    $ 2.27                     $ 2.81
===================================================================================================================

         Options outstanding at January 31, 2002 have exercise prices ranging from $3.00 to $15.50 and a weighted average remaining contractual life of 6.73 years.

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


(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2002              2001             2000
------------------------------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                                       $   (2,430)        $ (18,562)      $    6,537
==================================================================================================================
   Pro forma                                                         $   (2,844)        $ (19,083)      $    5,680
==================================================================================================================
Basic and diluted net income (loss) per share:
   As reported                                                       $    (0.18)        $   (1.41)      $     0.50
==================================================================================================================
   Pro forma                                                         $    (0.22)        $   (1.45)      $     0.43
==================================================================================================================

         In determining the pro forma compensation cost of the options granted during fiscal 2002, 2001 and 2000, as specified by SFAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

                                                                            2002             2001              2000
-------------------------------------------------------------------------------------------------------------------
Risk free interest rate                                                    4.42%            6.30%             6.24%
Expected life                                                         3.00 years       3.28 years        4.60 years
Expected volatility                                                       49.40%           55.70%            46.29%
===================================================================================================================

9. INCOME TAXES:

The components of the income tax provision (benefit) are summarized as follows as of January 31:


(IN THOUSANDS)                                                                 2002            2001            2000
-------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                  $ (5,206)      $ (6,783)        $ 7,080
   State                                                                          --             --           1,152
Deferred income tax provision (benefit)                                        3,586         (5,950)         (2,980)
-------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                              $ (1,620)      $(12,733)        $ 5,252
===================================================================================================================

         The current year components of the benefit from income taxes includes a receivable of federal tax relating to the Internal Revenue Service allowing the Company to carry back the current year net operating loss to recapture taxes paid in previous years. The Company has recorded an income tax receivable of $4.6 million related to this recapture of taxes.

         The primary difference between the federal statutory rate of 35% for the fiscal years ended January 31, 2002, 2001 and 2000, and the income tax provision (benefit) represents the impact of state income taxes, net of the federal benefit. In addition, the fiscal 2000 tax rate was affected by additional taxes relating to the structure of the sale of RDO Rental Co.

         The net current deferred tax asset and the net long-term deferred tax asset (liability) consisted of the following temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at January 31:


(IN THOUSANDS)                                                                               2002              2001
-------------------------------------------------------------------------------------------------------------------
Accruals and other reserves                                                               $ 2,310           $ 3,430
Inventory                                                                                   2,140             2,530
Compensation accruals                                                                         860             1,040
-------------------------------------------------------------------------------------------------------------------
   Net current deferred tax asset                                                         $ 5,310           $ 7,000
-------------------------------------------------------------------------------------------------------------------
Property and equipment                                                                       (220)           (1,130)
Goodwill                                                                                     (550)            1,360
Credits and net operating loss carryforwards                                                1,170             2,050
Other                                                                                         104               120
-------------------------------------------------------------------------------------------------------------------
   Net long-term deferred tax asset (liability)                                               504             2,400
-------------------------------------------------------------------------------------------------------------------
   Total                                                                                  $ 5,814           $ 9,400
-------------------------------------------------------------------------------------------------------------------

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

TREASURY STOCK

         During the third quarter of fiscal 2002, the Company's Board of Directors approved a stock repurchase program that will allow the Company to repurchase up to ten percent of the Company's outstanding Class A common stock from time to time in both the open market and in privately negotiated transactions. The Company's repurchases of shares of Class A common stock are recorded at cost and is presented as a separate reduction of stockholders' equity. The Company has begun the execution of the repurchase program and has repurchased 148,000 shares of the Class A common stock as of January 31, 2002. The Company also expects to continue to repurchase shares in the future as deemed appropriate.

DIVIDENDS PAYABLE

         Prior to the Company's initial public offering in January 1997, an S corporation distribution was made in connection with the termination of the Company's S corporation tax status. A portion of this distribution was retained by the Company for any potential tax liabilities related to the previously filed federal and state S corporation tax returns. During the second quarter of fiscal 2002, the balance of $731,000 was paid to individuals who were the Company's shareholders at the time the Company's S corporation status was terminated.

11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases retail space, vehicles and rental equipment under various non-cancelable operating leases. The leases have varying terms and expire at various dates through 2012. Generally, the leases require the Company to pay taxes, insurance and maintenance costs. Lease expense was $9.7 million, $10.9 million and $13.7 million for fiscal 2002, 2001 and 2000, respectively.

         Future minimum lease payments, by year, required under leases with initial or remaining terms of one year or more consist of the following:

(IN THOUSANDS)
-------------------------------------------------------------------------
2003                                                              $ 9,330
2004                                                                7,197
2005                                                                5,067
2006                                                                4,103
2007                                                                3,776
Thereafter                                                         12,975
-------------------------------------------------------------------------
Total                                                             $42,448
=========================================================================

GUARANTEES

         Certain credit companies provide financing to the Company's customers. A portion of this financing is with recourse to the Company. The contingent liability relating to affiliate contracts is capped at 10% of the amount of the aggregate outstanding contracts. Certain construction contracts with Deere Credit are full recourse while agricultural contracts are limited to a cash deposit amounting to 3% of the aggregate outstanding contracts. The Company also factors certain accounts receivable to Deere Credit with recourse, which therefore may be charged back to the Company. The contingent liability relating to CitiCapital is limited to 5% of the originated loans for any given year. These customer notes are collateralized by the customer-owned equipment.

As of January 31, 2002, the contingent liability and off-setting deposits are as follows:

                                                                         FINANCE
                                                 GUARANTEED             DEPOSITS
(IN THOUSANDS)                                      AMOUNTS           RECEIVABLE
-------------------------------------------------------------------------------
Deere Credit Services, Inc.                        $  4,583              $ 1,154
CitiCapital Commercial Corporation                   10,517                   --
ACL Company, LLC (affiliate)                            131                   --
Ag Capital Company (affiliate)                           41                   --
Other                                                   351                   --
--------------------------------------------------------------------------------
Total                                              $ 15,623              $ 1,154
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

The Company's existing repurchase agreements as of January 31, 2002 expire as follows:

(IN THOUSANDS)
-------------------------------------------------------------------------
2003                                                              $ 2,561
2004                                                                1,573
2005                                                                1,814
2006                                                                1,802
2007                                                                  464
Thereafter                                                             --
-------------------------------------------------------------------------
Total                                                             $ 8,214
=========================================================================

LITIGATION

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

12. RELATED-PARTY TRANSACTIONS:

         The Company's significant related party transactions are with entities that are related as a result of mutual controlling ownership interest by Ronald
D. Offutt, the Company's Chairman and CEO. A summary of these transactions is as follows:

         a. Ag Capital and ACL Company, LLC provide financing to customers purchasing equipment, parts and repair service from the Company. The Company is contingently liable to these related parties on a portion of this customer financing as summarized in Note 11.

         b. In addition, the Company has floor plan payables, notes payable and long-term debt owed to Ag Capital to finance inventory, various receivables and fixed assets as summarized in Notes 5 and 6. Interest expense paid to related parties totaled $2.5 million, $3.2 million and $3.6 million in fiscal 2002, 2001 and 2000, respectively.

         c. The Company had sales to related parties totaling $2.2 million, $2.7 million and $2.2 in fiscal 2002, 2001 and 2000, respectively. The Company also leases certain retail space and vehicles from related parties. Total lease expense under these arrangements totaled $3.6 million, $4.7 million and $6.2 million in fiscal 2002, 2001 and 2000, respectively.

         d. The Company paid a distribution to Ronald D. Offutt of $711,000 relating to the Company's final S corporation distribution (See Note 10).

         The Company believes the transactions with related parties listed above are on terms no less favorable to the Company than those obtainable in arm's-length transactions with unaffiliated third parties.

13. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Supplemental cash flow disclosures for the Company as of January 31 are as follows:


(IN THOUSANDS)                                                                    2002           2001          2000
-------------------------------------------------------------------------------------------------------------------
Cash payments for interest                                                 $     6,383     $   13,230     $  13,744
===================================================================================================================
Cash payments for income taxes                                             $       159     $    4,663     $   2,444
===================================================================================================================
Supplemental disclosures of non-cash investing and financing activities:
      Increase in assets related to acquisitions through issuance
         and assumption of debt                                                     --             --      $ 20,843
      Decrease in assets related to sale of RDO Rental Co. stock                    --             --      $ 39,217
      Increase in long-term debt related to refinancing
          of short-term debt                                                        --             --      $  5,000
      Sale of rental assets for purchaser's assumption of debt                      --             --      $  2,526
      Decrease in assets related to sale of dealership assets
         through issuance of a receivable and purchaser's
         assumption of debt                                                $        --     $   10,818            --
===================================================================================================================

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

The following table shows the Company's business segments and related financial information for fiscal 2002, 2001 and 2000:

                                                                                            FINANCIAL
                                                                                         SERVICES AND
(IN THOUSANDS)                  CONSTRUCTION  AGRICULTURAL         TRUCK         RENTAL     CORPORATE         TOTAL
-------------------------------------------------------------------------------------------------------------------
2002:
-------------------------------------------------------------------------------------------------------------------
   Revenues from
      external customers           $ 294,863     $ 168,462      $ 84,331       $     --      $  2,264     $ 549,920
   Interest income                        76           546            75             --            --           697
   Interest expense                    4,390         1,309           950             --            --         6,649
   Depreciation and
     amortization                      2,286         2,452           355             --           910         6,003
   Income (loss) before income
     taxes and minority interest      (6,422)        1,612           (49)            --           809        (4,050)
   Identifiable assets               110,786        59,314        21,690             --        24,804       216,594
   Capital expenditures, net             208          (323)           23             --           326           234
===================================================================================================================

2001:
-------------------------------------------------------------------------------------------------------------------
   Revenues from
      external customers           $ 316,577     $ 170,891     $ 187,138       $     --      $  5,772     $ 680,378
   Interest income                         2           562            53             --            --           617
   Interest expense                    6,506         2,059         4,013             --            --        12,578
   Depreciation and
     amortization                      2,530         2,697         1,205             --         1,033         7,465
   Income (loss) before income
     taxes and minority interest      (9,575)        1,385       (24,486)            --         1,392       (31,284)
   Identifiable assets               153,512        69,131        42,746             --        40,599       305,988
   Capital expenditures, net             786         1,856           268             --         1,565         4,475
===================================================================================================================

2000:
-------------------------------------------------------------------------------------------------------------------
   Revenues from                                                                       (1)           (1)
      external customers           $ 336,964     $ 139,160     $ 178,774      $  27,389      $  6,683     $ 688,970
   Interest income                        53           570           167             27            --           817
   Interest expense                    6,594         3,152         2,416          2,374            --        14,536
   Depreciation and
     amortization                      2,509         3,235           909          5,079         1,218        12,950
   Income (loss) before income
     taxes and minority interest       9,687         1,032          (223)        (1,185)        2,418        11,729
   Identifiable assets               153,790        76,524        89,363             --        42,320       361,997
   Capital expenditures, net            (383)         (341)          918          2,231         1,469         3,894

(1) The Company sold RDO Rental Co. January 31, 2000. The rental segment includes the operations for RDO Rental Co. for a full year and identifiable assets are net of the sale. The financial services and corporate segment includes the receivable and gain on the sale.

15. UNAUDITED QUARTERLY FINANCIAL DATA:


(IN THOUSANDS, EXCEPT PER SHARE DATA)         FIRST          SECOND           THIRD          FOURTH      TOTAL YEAR
-------------------------------------------------------------------------------------------------------------------
FISCAL 2002:
-------------------------------------------------------------------------------------------------------------------
   Total revenues                         $ 154,683        $149,015        $135,544        $110,678        $549,920
   Gross profit                              25,363          25,302          24,349          18,209          93,223
   Net income (loss)                           (356)            478               3          (2,555)         (2,430)
   Net income (loss) per share
      - basic and diluted                     (0.03)           0.04            0.00           (0.19)          (0.18)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
FISCAL 2001:
-------------------------------------------------------------------------------------------------------------------
   Total revenues                         $ 185,935        $183,452        $176,424        $134,567        $680,378
   Gross profit                              28,968          27,955          24,060          17,812          98,795
   Net income (loss)                            871          (1,297)         (4,171)        (13,965)        (18,562)
   Net income (loss) per share
      - basic and diluted                      0.07           (0.10)          (0.32)          (1.06)          (1.41)
===================================================================================================================



See Note 3 for unusual and restructuring charges incurred during the fourth quarter of fiscal 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To RDO Equipment Co.:

We have audited the accompanying consolidated balance sheets of RDO Equipment Co. (a Delaware corporation) and Subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RDO Equipment Co. and Subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP



Minneapolis, Minnesota,
March 8, 2002

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

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors--Compensation of Directors", "Executive Compensation and Other Benefits", and "Comparative Performance Graph" in the Proxy Statement is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1)   FINANCIAL STATEMENTS.

                  None.

         (a)(2)   FINANCIAL STATEMENT SCHEDULES.

                  Schedule II, Valuation and Qualifying Accounts for the Year Ended January 31, 2002, is included in this Form 10-K at page 59, including Report of Independent Public Accountants.

                  All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

         (a)(3)   EXHIBITS.

                  The exhibits to this Form 10-K are listed in the Exhibit Index on pages 60, 61, 62 and 63 below. Copies of these exhibits are available upon request to RDO Equipment Co., Stockholder Relations, P.O. Box 7160, Fargo, North Dakota 58106-7160 or to invest@rdoequipment.com.

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 29, 2002
                            RDO EQUIPMENT CO.

                            By: /s/ Ronald D. Offutt
                                ------------------------------------
                                Ronald D. Offutt
                                Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 29, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                   Title
---------                   -----

/s/ Ronald D. Offutt        Chairman of the Board, Chief Executive Officer,
-------------------------   President and Director (principal executive officer)
Ronald D. Offutt

/s/ Steven  B. Dewald       Chief Financial Officer
-------------------------   (principal financial officer)
Steven B. Dewald

/s/ David M. Horner         Director of Accounting and Reporting
-------------------------   (principal accounting officer)
David M. Horner

/s/ Allan F. Knoll          Secretary and Director
-------------------------
Allan F. Knoll

/s/ Paul T. Horn            Director
-------------------------
Paul T. Horn

/s/ Bradford M. Freeman     Director
-------------------------
Bradford M. Freeman

/s/ Ray A. Goldberg         Director
-------------------------
Ray A. Goldberg

/s/ Norman M. Jones         Director
-------------------------
Norman M. Jones

/s/ James D. Watkins        Director
-------------------------
James D. Watkins

/s/ Edward T. Schafer       Director
-------------------------
Edward T. Schafer

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 2002, 2001, AND 2000

                                                                ADDITIONS
                                                BALANCE AT      CHARGED TO                       BALANCE AT
                                                BEGINNING         COSTS                            END OF
                                                OF PERIOD      AND EXPENSES      DEDUCTIONS        PERIOD
------------------------------------------------------------------------------------------------------------
January 31, 2002:
  Accounts Receivable:
     Allowance for doubtful accounts           $2,475,860       $3,515,683       $3,325,986       $2,665,557
  Accrued Liabilities:
     Restructuring reserve                     $  985,232               --       $  749,577       $  235,655

January 31, 2001:
  Accounts Receivable:
     Allowance for doubtful accounts           $1,873,695       $1,973,128       $1,370,963       $2,475,860
  Accrued Liabilities:
     Restructuring reserve                             --       $  985,232               --       $  985,232

January 31, 2000:
  Accounts Receivable:
     Allowance for doubtful accounts           $1,616,102       $1,123,099       $  865,506       $1,873,695
  Accrued Liabilities:
     Restructuring Reserve                     $  285,000               --       $  285,000               --
============================================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To RDO Equipment Co.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of RDO Equipment Co. and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 8, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts appearing elsewhere in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
March 8, 2002

              EXHIBIT INDEX FOR FISCAL YEAR ENDED JANUARY 31, 2002


ITEM NO.         ITEM                                             METHOD OF FILING
--------         ----                                             ----------------
3.1              Certificate of Incorporation                     Incorporated by reference to Exhibit 3.1 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

3.2              Bylaws                                           Incorporated by reference to Exhibit 3.2 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

4.1              Specimen Form of the Company's Class A           Incorporated by reference to Exhibit 4.2 to the
                 Common Stock Certificate                         Company's Registration Statement on Form S-1
                                                                  (File No. 333-13267).

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

10.10            Settlement Agreement and Mutual Release          Incorporated by reference to Exhibit 10.10 to
                 between and among Ronald D. Offutt, RDO          the Company's Annual Report on Form 10-K for
                 Equipment Co., its affiliates and                the fiscal year ended January 31, 2001. (File
                 subsidiaries, John Deere Construction            No. 1-12641)
                 Equipment Company, its affiliates and
                 subsidiaries and Nortrax, Inc., its affiliates
                 and subsidiaries

10.11            Settlement Agreement and Mutual Release          Incorporated by reference to Exhibit 10.11 to
                 between and among RDO Equipment Co., its         the Company's Annual Report on Form 10-K for
                 affiliates and subsidiaries, including RDO       the fiscal year ended January 31, 2001. (File
                 Agriculture Equipment Co. and Salinas            No. 1-12641)
                 Equipment Distributors, Inc. and John Deere
                 Company - a Division of Deere & Company

10.12            Corporate Service Agreement between RDO          Incorporated by reference to Exhibit 10.10 to
                 Equipment Co. and R.D. Offutt Company, dated     the Company's Registration Statement on Form
                 as of November 1, 1996                           S-1 (File No. 333-13267).

10.13            RDO Equipment Co. 1996 Stock Incentive Plan *    Incorporated by reference to Exhibit 10.8 to
                                                                  the Company's Annual Report on Form 10-K for
                                                                  the fiscal year ended January 31, 1997. (File
                                                                  No. 1-12641)

10.14            Form of Agreement re: Incentive Stock Option*    Incorporated by reference to Exhibit 10.4 to
                                                                  the Company's Quarterly Report on Form 10-Q for
                                                                  the fiscal quarter ended July 31, 2001. (File
                                                                  No. 1-12641)

10.15            Form of Agreement re: Non-Statutory Stock        Incorporated by reference to Exhibit 10.5 to
                 Option*                                          the Company's Quarterly Report on Form 10-Q for
                                                                  the fiscal quarter ended July 31, 2001. (File
                                                                  No. 1-12641)


ITEM NO.         ITEM                                             METHOD OF FILING
--------         ----                                             ----------------

10.16            Form of Agreement re: Confidentiality,           Incorporated by reference to Exhibit 10.15 to
                 Assignment of Inventions and Non-Competition*    the Company's Annual Report on Form 10-K for
                                                                  the fiscal year ended January 31, 1997. (File
                                                                  No. 1-12641)

10.17            Form of Agreement re: Confidential Information   Incorporated by reference to Exhibit 10.6 to
                 and Inventions*                                  the Company's Quarterly Report on Form 10-Q for
                                                                  the fiscal quarter ended July 31, 2001. (File
                                                                  No. 1-12641)

10.18            Form of Indemnification Agreement*               Incorporated by reference to Exhibit 10.9 to
                                                                  the Company's Registration Statement on Form
                                                                  S-1 (File No. 333-13267).

10.19            RDO Equipment Co. Credit Agreement with Ag       Incorporated by reference to Exhibit 10.2 to
                 Capital Company                                  the Company's Quarterly Report on Form 10-Q for
                                                                  the fiscal quarter ended October 31, 2000.
                                                                  (File No. 1-12641)

10.20            Credit Agreement Modification to RDO Equipment   Filed herewith
                 Co. Credit Agreement with Ag Capital Company

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



ITEM NO.         ITEM                                             METHOD OF FILING
--------         ----                                             ----------------
10.25            Second Addendum to Amended and Restated Loan     Incorporated by reference to Exhibit 10.3 to
                 Agreement  between John Deere Construction and   the Company's Quarterly Report on Form 10-Q for
                 Forestry Equipment Company (f/k/a John Deere     the fiscal quarter ended July 31, 2001. (File
                 Construction Equipment Company), Deere Credit,   No. 1-12641)
                 Inc., and John Deere Company, A Division of
                 Deere & Company and RDO Agriculture Equipment
                 Co., RDO Equipment Co., RDO Financial
                 Services Co., RDO Material Handling Co., RDO
                 Truck Center Co., RDO Construction Equipment
                 Co.

10.26            Third Addendum to Amended and Restated Loan      Incorporated by reference to Exhibit 10.1 to
                 Agreement  between John Deere Construction and   the Company's Quarterly Report on Form 10-Q for
                 Forestry Equipment Company (f/k/a John Deere     the fiscal quarter ended October 31, 2001.
                 Construction Equipment Company), Deere Credit,   (File No. 1-12641)
                 Inc., and John Deere Company, A Division of
                 Deere & Company and RDO Agriculture Equipment
                 Co., RDO Equipment Co., RDO Financial
                 Services Co., RDO Material Handling Co., RDO
                 Truck Center Co., RDO Construction Equipment
                 Co.

21.1             Subsidiaries                                     Filed herewith.

23.1             Consent of Independent Public Accountants        Filed herewith.

99.1             Letter to Securities and Exchange Commission     Filed here with.
                 Regarding Arthur Andersen LLP Representations

-----------------------
* Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 14(c) of Form 10-K.