Form 10-Q
period 2002-04-30
RDO EQUIPMENT CO
filed 2002-06-14
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002

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

       The number of shares outstanding of the registrant as of May 31, 2002:

             Class A Common Stock                         5,268,908
             Class B Common Stock                         7,450,492
                                                         ----------
             Total                                       12,719,400


================================================================================

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below in Item 2 under the subsection entitled "Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any statements contained or incorporated by reference in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended April 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)       2002             2001
----------------------------------------------------------------------------------
Revenues
    Equipment and truck sales                          $ 110,281        $ 113,122
    Parts and service                                     38,016           41,510
                                                       ---------        ---------
         Total revenues                                  148,297          154,632

Cost of revenues
    Equipment and truck                                   99,920          102,716
    Parts and service                                     23,780           26,219
                                                       ---------        ---------
         Total cost of revenues                          123,700          128,935
                                                       ---------        ---------
Gross profit                                              24,597           25,697

Selling, general and administrative expenses              22,148           23,978
                                                       ---------        ---------
         Operating income                                  2,449            1,719
Interest expense                                             866            2,713
Other income                                                 170              401
                                                       ---------        ---------
         Income (loss) before income taxes                 1,753             (593)
Income tax provision (benefit)                               719             (237)
                                                       ---------        ---------

Net income (loss)                                      $   1,034        $    (356)
                                                       =========        =========

Net income (loss) per share - basic and diluted        $    0.08        $   (0.03)
                                                       =========        =========

Weighted average shares outstanding - basic               13,001           13,182
                                                       =========        =========
Weighted average shares outstanding - diluted             13,058           13,182
                                                       =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          April 30,      January 31,
(IN THOUSANDS) (UNAUDITED)                                                  2002            2002
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                         $    243        $    852
        Accounts receivable (less allowance for doubtful accounts)          30,987          26,726
        Income tax receivable                                                4,771           4,550
        Receivables from affiliates                                             68              38
        Inventories                                                        140,531         128,504
        Prepaid expenses                                                     1,152           1,417
        Assets held for sale                                                 8,512           8,862
        Deferred income tax asset                                            5,220           5,310
                                                                          --------        --------
              Total current assets                                         191,484         176,259

Property and equipment, net                                                 13,932          13,192
Other assets:
        Goodwill and other                                                  25,110          25,126
        Deferred income tax asset                                               --             504
        Deposits                                                             1,466           1,513
                                                                          --------        --------

              Total assets                                                $231,992        $216,594
                                                                          ========        ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       April 30,        January 31,
(IN THOUSANDS) (UNAUDITED)                                                               2002              2002
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Floor plan/borrowing base payables                                             $ 106,308         $  97,416
       Notes payable                                                                      1,205               975
       Current maturities of long-term debt                                                 813             2,612
       Accounts payable                                                                   4,311             2,042
       Accrued liabilities                                                               14,664            12,656
       Liabilities associated with assets held for sale                                   5,812             6,356
       Customer advance deposits                                                          6,086             5,298
                                                                                      ---------         ---------
              Total current liabilities                                                 139,199           127,355

Long-term debt, net of current maturities                                                 4,142             1,382
Deferred tax liability                                                                       10                --
                                                                                      ---------         ---------
              Total liabilities                                                         143,351           128,737
                                                                                      ---------         ---------

Commitments and contingencies

Stockholders equity:
       Preferred stock, par value $.01 per share; 500,000 shares authorized;
              no shares issued in fiscal 2003 and 2002                                       --                --
       Common stocks-
              Class A, par value $.01 per share; 20,000,000 shares authorized;
                     5,731,008 issued in fiscal 2003 and 2002                                57                57
              Class B, par value $.01 per share; 7,500,000 shares authorized;
                     7,450,492 issued in fiscal 2003 and 2002                                75                75
       Additional paid-in-capital                                                        84,471            84,471
       Retained earnings                                                                  4,714             3,680
       Treasury Stock, at cost (205,500 and 148,000 Class A shares in fiscal
              2003 and 2002, respectively)                                                 (676)             (426)
                                                                                      ---------         ---------

              Total stockholders' equity                                                 88,641            87,857
                                                                                      ---------         ---------

              Total liabilities and stockholders' equity                              $ 231,992         $ 216,594
                                                                                      =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended April 30,
(IN THOUSANDS) (UNAUDITED)                                                    2002              2001
-------------------------------------------------------------------------------------------------------
Operating activities:
        Net income (loss)                                                  $  1,034         $   (356)
        Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
              Depreciation and amortization                                   1,025            1,490
              Deferred taxes                                                    604              490
              Change in operating assets and liabilities:
                    Accounts receivable                                      (6,181)          (5,630)
                    Inventories                                              (7,973)          (2,353)
                    Prepaid expenses                                            264              362
                    Deposits                                                     66             (116)
                    Floor plan payables                                      11,354           13,059
                    Accounts payable and accrued liabilities                  4,271           (1,834)
                    Customer advance deposits                                   788           (3,452)
                                                                           --------         --------

                          Net cash provided by operating
                            activities                                        5,252            1,660
                                                                           --------         --------

Investing activities:
        Net sales of rental equipment                                           112              347
        Net purchases of property and equipment                                (274)            (246)
        Net assets of acquisitions                                               --             (822)
        Other, net                                                               16              254
                                                                           --------         --------

                          Net cash used for investing activities               (146)            (467)
                                                                           --------         --------

Financing activities:
        Payments on long-term debt                                           (2,695)            (503)
        Purchase of common stock                                               (250)              --
        Net payments on revolving credit facilities                          (3,000)          (4,000)
        Net proceeds of bank lines and short-term notes payable                 230              100
                                                                           --------         --------

                          Net cash used for financing activities             (5,715)          (4,403)
                                                                           --------         --------

Decrease in cash                                                               (609)          (3,210)

Cash and cash equivalents, beginning of period                                  852            7,635
                                                                           --------         --------

Cash and cash equivalents, end of period                                   $    243         $  4,425
                                                                           ========         ========

Supplemental disclosures:
       Cash payments for interest                                          $    942         $  1,397
                                                                           ========         ========
       Cash payments for income taxes                                      $     35         $     37
                                                                           ========         ========
       Noncash investing and financing activities:
              Increase in assets and long-term debt due to
                    refinancing of operating lease                         $  3,656         $     --
                                                                           ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PREPARATION:

         The condensed consolidated financial statements for the three months ended April 30, 2002 and April 30, 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made for consistent presentation.


2. NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The Company is in the process of testing goodwill for impairment in accordance with the provisions of SFAS No. 142. The test will be completed during the second quarter. The effect of the change in accounting during the three month period ended April 30, 2002 was to increase net income by approximately $154,000 or $0.01 per share. The following pro forma information reflects the Company's results of operations as they would have appeared had the Company not recorded goodwill amortization and its related tax effects during fiscal 2002 (dollars in thousands, except per share amounts):

                                                      First Quarter Ended
                                                   -------------------------
                                                   April 30,       April 30,
                                                     2002            2001
                                                   ---------       ---------

Reported net income                                $   1,034       $    (356)
Add back: goodwill amortization, net of tax               --             154
                                                   ---------       ---------

Adjusted net income                                $   1,034       $    (202)
                                                   =========       =========

Reported basic earnings per share                  $    0.08       $   (0.03)
Add back: goodwill amortization, net of tax               --            0.01
                                                   ---------       ---------

Adjusted basic earnings per share                  $    0.08       $   (0.02)
                                                   =========       =========

Reported diluted earnings per share                $    0.08       $   (0.03)
Add back: goodwill amortization, net of tax               --            0.01
                                                   ---------       ---------

Adjusted diluted earnings per share                $    0.08       $   (0.02)
                                                   =========       =========

         The Company evaluates the carrying value of goodwill on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill is assigned below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) a loss of key personnel.

         When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

         Effective February 1, 2002, the Company also adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.


3. RESTRUCTURING CHARGES

         During the first quarter of fiscal 2003, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. Severance costs paid during the quarter totaled approximately $67,000 providing a remaining severance accrual of approximately $92,000. Costs incurred related to lease and other obligations totaled approximately $34,000 leaving an accrual of approximately $42,000 as of the end of the quarter. The Company has actively pursued the sale of its Riverside, California, truck business since establishment of the plan, and the business is still considered held for sale.


4. INVENTORIES:

         All inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for new equipment, trucks and parts inventory. The specific identification method is used to determine cost for used equipment and trucks. Inventories consisted of the following at (in thousands):

                                                       April 30,    January 31,
                                                         2002          2002
                                                      ----------    ----------

New equipment & trucks                                $   87,506    $   80,013
Used equipment & trucks                                   31,007        27,070
Parts and other                                           22,018        21,421
                                                      ----------    ----------
                                                      $  140,531    $  128,504
                                                      ==========    ==========

5. FLOOR PLAN\BORROWING BASE PAYABLES:

         Floor plan/borrowing base payables are financing arrangements for inventory and receivables. The terms of certain floor plan arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan/borrowing base payables consisted of the following at (in thousands):

                                                       April 30,    January 31,
                                                         2002          2002
                                                      ----------    ----------

Interest-bearing                                      $   54,614    $   66,157
Noninterest-bearing                                       51,694        31,259
                                                      ----------    ----------
                                                      $  106,308    $   97,416
                                                      ==========    ==========


6. EARNINGS PER SHARE:

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

                                                              Three Months Ended April 30,
                                                                  2002            2001
                                                                --------        --------
Net income (loss) available to common shareholders              $  1,034        $   (356)
                                                                ========        ========

Weighted average number of shares outstanding - basic             13,001          13,182
Dilutive effect of option plan                                        57            --
                                                                --------        --------
Common and potential common shares outstanding - diluted          13,058          13,182
                                                                ========        ========

Basic and dilutive net income (loss) per share                  $   0.08        $  (0.03)
                                                                ========        ========

         Options to purchase 722,399 and 542,250 shares of common stock were outstanding as of April 30, 2002 and 2001, respectively. Outstanding options of 495,950 and 542,250 were not included in the computations of diluted earnings per share for the three months ended April 30, 2002 and 2001, respectively, because the exercise prices were greater than the average market prices of the common shares for the periods.


7. SEGMENT INFORMATION:

         The Company's operations are classified into four business segments: construction, agricultural, truck and corporate. In past reporting, the corporate business segment was designated as financial services and corporate. Due to the current size and function of financial services operations, current and future segment reporting will include financial services information in the operating segment that generated the financial services revenues and expense. For comparison, this change has also been reflected in the historical data presented. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy-duty and medium-duty trucks to customers primarily in the transportation and construction industries and to units of government.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, income tax receivables, certain property and equipment, and deferred income taxes.

         The following table shows the Company's business segments and related financial information for the three months ended April 30, 2002 and 2001 (in thousands):

                               Construction   Agricultural          Truck    Corporate           Total
------------------------------------------------------------------------------------------------------
2002:
   Revenues from
      External customers          $  78,558      $  49,609      $  20,130      $      --     $ 148,297
   Other income                         134             26             10             --           170
   Interest expense                     652            189             25             --           866
   Depreciation and
     amortization                       588            376             61             --         1,025
   Income before income taxes           500          1,033            220             --         1,753
   Identifiable assets              126,240         72,429         21,862         11,461       231,992
   Capital expenditures, net            266           (142)            24             14           162

2001:
   Revenues from
      external customers          $  77,803      $  48,502      $  28,327      $      --     $ 154,632
   Other income                         250            100             51             --           401
   Interest expense                   1,839            366            508             --         2,713
   Depreciation and
     amortization                       738            660             92             --         1,490
   Income (loss) before
     income taxes                    (1,144)           626            (75)            --          (593)
   Identifiable assets              177,959         78,415         37,052         15,244       308,670
   Capital expenditures, net           (317)           202            (54)            68          (101)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The effect of the change in accounting during the three month period ended April 30, 2002 was to increase net income by approximately $154,000 or $0.01 per share.

         Effective February 1, 2002, the Company also adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.


CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes the following accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

         GOODWILL. The Company evaluates the carrying value of goodwill on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill is assigned below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) a loss of key personnel.

         When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.


GENERAL

         During the first quarter of fiscal 2003, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. Severance costs paid during the quarter totaled approximately $67,000 providing a remaining severance accrual of approximately $92,000. Costs incurred related to lease and other obligations totaled approximately $34,000 leaving an accrual of approximately $42,000 as of the end of the quarter. The Company has actively pursued the sale of its Riverside, California, truck business since establishment of the plan, and the business is still considered held for sale.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                                  Three Months Ended April 30,
                                                    ------------------------
                                                      2002            2001
                                                    --------        --------
REVENUE DATA (IN MILLIONS):
Total revenues                                      $  148.3        $  154.6
     Construction                                       53.0%           50.3%
     Agricultural                                       33.4%           31.4%
     Truck                                              13.6%           18.3%

Construction revenues                               $   78.6        $   77.8
     Equipment sales                                    72.4%           71.0%
     Parts and service                                  27.6%           29.0%

Agricultural revenues                               $   49.6        $   48.5
     Equipment sales                                    77.3%           77.2%
     Parts and service                                  22.7%           22.8%

Truck revenues                                      $   20.1        $   28.3
     Truck sales                                        74.9%           72.0%
     Parts and service                                  25.1%           28.0%


STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales                          74.4%           73.2%
     Parts and service                                  25.6            26.8
                                                    --------        --------
Total revenues                                         100.0%          100.0%

Gross profit                                            16.6            16.6
Selling, general and administrative expenses            14.9            15.5
                                                    --------        --------
Operating income                                         1.7             1.1
Interest expense                                         0.6             1.8
Other income                                             0.1             0.3
                                                    --------        --------
Income (loss) before income taxes                        1.2            (0.4)
Provision for (benefit from) taxes                       0.5            (0.2)
                                                    --------        --------
Net income (loss)                                        0.7%           (0.2)%
                                                    ========        ========

THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001


NET INCOME (LOSS)

         The Company reported net income of $1.0 million, or $0.08 per share, for the first three months of fiscal 2003, compared to a net loss of $(356,000), or $(0.03) per share, for fiscal 2002.


REVENUES

         Total revenues of $148.3 million during the first three months of fiscal 2003 were $6.3 million, or 4.1%, lower than revenues during the first three months of the previous year. Construction revenues, which represent the largest segment of the Company, were $78.6 million during the quarter, an $800,000, or 1.0%, increase in revenue in the segment compared to the prior year. Agricultural revenues of $49.6 million in the first three months of fiscal 2003 were $1.1 million, or 2.3%, higher than in fiscal 2002. Truck revenues of $20.1 million were down $8.2 million, or 29.0%, compared to last year. The sale of the Texas truck dealerships in May 2001 accounted for $6.8 million of the decrease. The remaining decline is attributable to the depressed market demand for trucks.

         Equipment and truck sales were $110.3 million during the first three months of fiscal 2003, a decrease of $2.8 million, or 2.5%, from fiscal 2002. The sale of truck dealerships caused $4.1 million of the change and depressed demand for trucks resulted in an additional $1.2 million in sales reductions. Construction equipment sales increased $1.7 million, or 3.1% to $56.9 million and agricultural equipment sales increased $800,000, or 2.1%, to $38.3 million.

         Parts and service revenues were $38.0 million in the first three months of fiscal 2003, representing a decrease of $3.5 million, or 8.4%, from the prior year. Parts and service revenues from truck operations decreased approximately $2.9 million, or 36.7%, to $5.0 million. The decrease in truck parts and service revenues was primarily due to the sale of truck dealerships. Construction parts and service revenues decreased approximately $900,000, or 4.0%, to $21.7 million. Agricultural parts and service revenues increased approximately $300,000, or 2.7%, as sales increased to $11.3 million.


GROSS PROFIT

         Gross profit for the first three months of fiscal 2003 was approximately $24.6 million, or 16.6% of total revenues, compared to $25.7 million, or 16.6% of total revenues in fiscal 2002. Although equipment and truck sales dollars declined 2.5% in the first three months of fiscal 2003 compared to the first three months of fiscal 2002, gross margin dollars for equipment and trucks for the first quarter were constant year over year, at approximately $10.4 million; as a result, as a percentage of equipment and truck sales, there was a slight increase from 9.2% for the first three months of fiscal 2002, to 9.4% for fiscal 2003. This improvement is partially based on the downsizing of the truck business, as previously discussed. Parts and service gross margins were approximately $14.2 million, or 37.4% of revenues, and $15.3 million, or 36.9% of revenues, for the first three months of fiscal 2003 and 2002, respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased $1.9 million, from $24.0 million for the first three months of fiscal 2002 to $22.1 million for fiscal 2003. Total SG&A expenses as a percentage of total revenues for fiscal 2003 and 2002 were 14.9% and 15.5%, respectively. The reduction of SG&A costs is largely attributable to the restructuring accomplished in fiscal year 2002, and continuing costs controls. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service revenues. The truck dealership downsizing as previously discussed along with streamlining the management structure and tight expense controls throughout the Company, were and will continue through fiscal 2003 to be the primary contributing factors to the decrease in fiscal 2003 SG&A expenses compared to same quarter of fiscal 2002.


INTEREST EXPENSE

         Interest expense decreased approximately $1.8 million, or 66.7%, from $2.7 million for the first three months of fiscal 2002 to $900,000 for fiscal 2003. Interest expense as a percentage of total revenues decreased from 1.8% for the first three months of fiscal 2002 to 0.6% for fiscal 2003. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the sale of truck dealerships were the contributing factors to the decrease in interest expense.


OTHER INCOME

         Other income decreased approximately $200,000, or 50.0%, from the first three months of fiscal 2002 to the first three months of fiscal 2003. Other income is primarily comprised of finance charges from trade receivables along with national direct sales income. National direct sales income is a commission awarded when a manufacturer/supplier sells directly to a national account that is located in the Company's areas of responsibility.


INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for the first three months of fiscal 2003, compared to the estimated benefit from income taxes as a percentage of pretax loss of 40.0% for the first three months of fiscal 2002. The increase in rate is the result of several factors, none of which the Company believes is individually material to the reported results of operations.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), Ag Capital Company (Ag Capital), Deutsche Financial Services Corporation (Deutsche Financial), Volvo Commercial Finance LLC The Americas (Volvo Finance), General Motors Acceptance Corporation
(GMAC), CitiCapital Commercial Corporation (CitiCapital) and commercial banks.

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit floor plan financing provide extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest might not be charged for a substantial part of the period for which inventories are financed. Often, purchase discounts are available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which in the past have generally been four to twelve months for agricultural equipment and four months for construction equipment. These interest-free periods may be changed at Deere and Deere Credit's discretion and may be longer depending on special financing programs offered from time to time. Deere and Deere Credit also provide financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. The Deere Credit financing is a borrowing base facility that also provides funding for certain receivables. Volvo Finance, GMAC and CitiCapital provide truck floor plan financing with variable market rates of interest based on the prime or LIBOR rate.

         On April 30, 2002, in addition to manufacturer provided floor plan financing, the Company had unused credit commitments related to floor plan/borrowing base inventory and receivable financing and operating lease financing of dedicated rental equipment of $67.8 million. The Company had outstanding floor plan/borrowing base payables of approximately $106.3 million, of which $54.6 million was interest-bearing as of April 30, 2002. The collateral of equipment and truck inventories along with eligible receivables would support $24.4 million of additional borrowing at April 30, 2002. During the first three months of fiscal 2003 and 2002 the average interest rate under interest-bearing floor plan/borrowing base financing was approximately 5.43% and 8.47%, respectively.

         Currently, the Company has an unsecured bank line of credit totaling $1.9 million with a maturity date of July 1, 2002 and with a variable interest rate based on the prime rate (5.75% at April 30, 2002). The Company had approximately $695,000 of unused availability relating to this line of credit at April 30, 2002. The average interest rates on the Company's lines of credit during the first three months of fiscal 2003 and 2002 were 5.75% and 8.22%, respectively.

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

         The Company's financing agreements contain various covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with or obtained waiver letters for all covenants as of April 30, 2002.

         The Company has various commitments relating to its operations. The following is a summary of these commitments as of April 30, 2002.

                             Payments due by period
                             ----------------------

                                     Within                                                   Year 5
Obligations:                         1 year         Year 2        Year 3        Year 4       or after        Total
------------------------------------------------------------------------------------------------------------------
Inventory floor plan/
  borrowing base payables        $  106,308       $     --     $      --     $      --      $     --    $  106,308
Long-term debt                          813            757         3,374            11            --         4,955
Operating leases and other            9,459          7,172         6,345         5,843        16,722        45,541
------------------------------------------------------------------------------------------------------------------
Total                            $  116,580       $  7,929     $   9,719     $   5,854      $ 16,722    $  156,804
==================================================================================================================

         The Company's long-term debt is primarily related to the financing of dedicated rental assets. Operating lease and other commitments are primarily related to dealership locations of $33.1 million, dedicated rental assets and equipment of $11.3 million and vehicles of $1.1 million. In addition to the above commitments, certain credit companies provide direct customer financing (secured by customer owned equipment) and credit accounts with recourse to the Company totaling $16.2 million and $2.2 million as of April 30, 2002, respectively.

         Operating activities provided net cash of $5.3 million for the first three months of fiscal 2003. Increased levels of floor plan payables, trade payables and accrued liabilities, partially offset by increased levels of trade receivables and inventories, were the primary contributing factors to cash provided by operating activities for the first three months of fiscal 2003. The cash provided by operating activities of $1.7 million for the first three months of fiscal 2002 primarily resulted from increased levels of payables offset by a net loss and increased levels of inventory and receivables.

         Cash used for investing activities was $146,000 for the first three months of fiscal 2003, which was primarily related to purchases of property and equipment. Cash used for investing activities in the first three months of fiscal 2002 was $467,000, primarily related to purchases of property and equipment and the purchase of the remaining 8% minority interest in Salinas Equipment Distributors, Inc.

         Cash used for financing activities amounted to $5.7 million and $4.4 million for the first three months of fiscal 2003 and 2002, respectively. The primary contributing factors for the use of cash in fiscal 2003 were payments on long-term debt and revolving credit facilities along with purchases of common stock. Cash used for financing activities in fiscal 2002 was primarily attributable to payments on long-term debt and revolving credit facilities.

         During the first quarter of fiscal 2003, the Company continued its previously announced stock repurchase program. At April 30, 2002, the Company had repurchased 205,500 shares, or 3.6%, of the outstanding shares of Class A common stock at a total cost of $676,000. In addition, the Company purchased 244,300 shares of stock in a single privately negotiated transaction at a total cost of $1,026,000 during May 2002. The Company also expects to continue to repurchase shares in the future as deemed appropriate.


CYCLICALITY

         Sales of equipment and trucks, particularly new units, historically have been cyclical, fluctuating with general economic cycles. During economic downturns, equipment and truck retailers tend to experience similar periods of decline and recession as the general economy. The impact of an economic downturn on retailers is generally less than the impact on manufacturers due to the sale of parts and service by retailers to maintain used equipment and trucks. The Company believes that its businesses are influenced by worldwide and local economic conditions (see "Safe Harbor Statement") and that its geographic and business diversification may generally reduce the overall impact of economic cycles on the Company's operations.


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

         If the Company acquires businesses in geographic areas other than where it currently has operations, or disposes of certain businesses, it may be affected more by the above-mentioned or other seasonal and equipment buying trends.


SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 29, 2002 and in other filings with the Securities and Exchange Commission. These factors, which are subject to change, include: general economic conditions worldwide and locally; global acts of terrorism; interest rates; housing starts; fuel prices; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as flooding, droughts, La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage rapidly growing operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) EXHIBITS.

            None.

        (b) REPORTS ON FORM 8-K.

                  The Company filed a Current Report on Form 8-K dated May 17, 2002 under Item 4 regarding the decision by the Company's Board of Directors to dismiss Arthur Andersen LLP as the Company's independent public accountants and engage PricewaterhouseCoopers LLP to serve as the Company's independent public accountants for fiscal year 2003.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RDO EQUIPMENT CO.
                                               (Registrant)

Date: June 12, 2002                            By: /s/ Steven B. Dewald
                                                   ------------------------
                                                   Steven B. Dewald
                                                   Chief Financial Officer
                                                   (principal financial officer)