Form 10-Q
period 2002-07-31
RDO EQUIPMENT CO
filed 2002-09-13
CIK 1023902

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002

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

       The number of shares outstanding of the registrant as of August 31, 2002:

                    Class A Common Stock      5,194,108
                    Class B Common Stock      7,450,492
                                            -----------
                    Total                    12,644,600

================================================================================

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
---------------------------------------------------------------------------------------

                                            Three Months Ended       Six Months Ended
                                                 July 31,                July 31,
                                           --------------------    --------------------
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
Revenues
         Equipment and truck sales         $103,348    $105,315    $213,629    $218,437
         Parts and service                   41,215      43,620      79,231      85,130
                                           --------    --------    --------    --------
                 Total revenues             144,563     148,935     292,860     303,567

Cost of revenues
         Equipment and truck sales           93,273      96,022     193,193     198,738
         Parts and service                   25,988      27,328      49,768      53,547
                                           --------    --------    --------    --------
                 Total cost of revenues     119,261     123,350     242,961     252,285
                                           --------    --------    --------    --------
Gross profit                                 25,302      25,585      49,899      51,282
Selling, general and
    administrative expenses                  22,822      23,186      44,970      47,164
                                           --------    --------    --------    --------
         Operating income                     2,480       2,399       4,929       4,118
Interest expense                                747       2,156       1,613       4,869
Other income                                    526         554         696         955
                                           --------    --------    --------    --------
         Income before income taxes           2,259         797       4,012         204
Income tax provision                            926         319       1,645          82
                                           --------    --------    --------    --------

Net income                                 $  1,333    $    478    $  2,367    $    122
                                           ========    ========    ========    ========

Net income per share -
         basic and diluted                 $   0.10    $   0.04    $   0.18    $   0.01
                                           ========    ========    ========    ========

Weighted average shares
         outstanding - basic                 12,726      13,182      12,863      13,182
                                           ========    ========    ========    ========
Weighted average shares
         outstanding - diluted               12,806      13,182      12,932      13,182
                                           ========    ========    ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     July 31,  January 31,
(IN THOUSANDS) (UNAUDITED)                                               2002         2002
------------------------------------------------------------------------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                    $    846    $    852
         Accounts receivable, less allowance for doubtful accounts      33,647      26,726
         Income tax receivable                                              --       4,550
         Receivables from affiliates                                        73          38
         Inventories                                                   135,675     128,504
         Prepaid expenses                                                  751       1,417
         Assets held for sale                                            9,425       8,862
         Deferred income tax asset                                       5,550       5,310
                                                                      --------    --------
                 Total current assets                                  185,967     176,259

Property and equipment, net                                             14,074      13,192
Other assets:
         Goodwill and other                                             25,077      25,126
         Deferred income tax asset                                          --         504
         Deposits                                                        1,611       1,513
                                                                      --------    --------

                 Total assets                                         $226,729    $216,594
                                                                      ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   July 31,   January 31,
(IN THOUSANDS) (UNAUDITED)                                                             2002          2002
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Floor plan/borrowing base payables                                         $ 102,333     $  97,416
       Notes payable                                                                  1,570           975
       Current maturities of long-term debt                                             666         2,612
       Accounts payable                                                               3,598         2,042
       Accrued liabilities                                                           16,065        12,656
       Liabilities associated with assets held for sale                               6,813         6,356
       Customer advance deposits                                                      3,712         5,298
                                                                                  ---------     ---------
              Total current liabilities                                             134,757       127,355

Long-term debt, net of current maturities                                             3,240         1,382
Deferred income tax liabilities                                                         140            --
                                                                                  ---------     ---------
              Total liabilities                                                     138,137       128,737
                                                                                  ---------     ---------

Commitments and contingencies

Stockholders equity:
       Preferred stock, par value $.01 per share; 500,000 shares authorized;
              no shares issued in fiscal 2003 and 2002                                   --            --
       Common stocks,
              Class A, par value $.01 per share; 20,000,000 shares authorized;
                     5,731,008 issued in fiscal 2003 and 2002                            57            57
              Class B, par value $.01 per share; 7,500,000 shares authorized;
                     7,450,492 issued in fiscal 2003 and 2002                            75            75
       Additional paid-in-capital                                                    84,471        84,471
       Retained earnings                                                              6,047         3,680
       Treasury Stock, at cost (516,200 and 148,000 Class A shares in fiscal
              2003 and 2002, respectively)                                           (2,058)         (426)
                                                                                  ---------     ---------

              Total stockholders' equity                                             88,592        87,857
                                                                                  ---------     ---------

              Total liabilities and stockholders' equity                          $ 226,729     $ 216,594
                                                                                  =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended July 31,
(IN THOUSANDS) (UNAUDITED)                                                             2002         2001
------------------------------------------------------------------------------------------------------------
Operating activities:
         Net income                                                                 $  2,367     $    122
         Adjustments to reconcile net income to net cash (used for)
           provided by operating activities:
                 Depreciation and amortization                                         2,206        3,065
                 Deferred taxes                                                          404          390
                 Change in operating assets and liabilities:
                        Accounts receivable                                           (4,249)       4,081
                        Inventories                                                   (3,878)       8,467
                        Prepaid expenses                                                 667          352
                        Deposits                                                         (65)        (193)
                        Floor plan payables                                           (1,713)       7,010
                        Accounts payable and accrued liabilities                       3,599       (1,333)
                        Customer advance deposits                                     (1,586)      (3,094)
                                                                                    --------     --------

                            Net cash (used for) provided by operating activities      (2,248)      18,867

Investing activities:
         Net sales of rental equipment                                                   179           75
         Net purchases of property and equipment                                        (711)        (394)
         Net assets of acquisitions                                                       --         (822)
         Net proceeds on sale of dealership                                               --        3,248
         Other, net                                                                       55          309
                                                                                    --------     --------

                            Net cash (used for) provided by investing activities        (477)       2,416

Financing activities:
         Proceeds from issuance of long-term debt                                        800           --
         Payments on long-term debt                                                   (4,544)      (1,174)
         Purchase of common stock                                                     (1,632)          --
         Net proceeds (payments) of revolving credit facilities                        7,500      (26,000)
         Net proceeds of bank lines and short-term notes payable                         595          719
                                                                                    --------     --------

                            Net cash provided by (used for) financing activities       2,719      (27,186)
                                                                                    --------     --------

Decrease in cash                                                                          (6)      (5,903)

Cash and cash equivalents, beginning of period                                           852        7,635
                                                                                    --------     --------

Cash and cash equivalents, end of period                                            $    846     $  1,732
                                                                                    ========     ========

Supplemental disclosures:
         Cash payments for interest                                                 $  1,841     $  3,511
                                                                                    ========     ========
         Cash payments for income taxes                                             $    838     $    130
                                                                                    ========     ========
         Non-cash investing and financing activities:
             Increase in assets and long-term debt due to refinancing of
               operating lease                                                      $  3,656     $     --
                                                                                    ========     ========
             Decrease in assets related to the sale of dealership through
               issuance of a receivable and purchaser's assumption of debt          $     --     $  4,880
                                                                                    ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PREPARATION:

         The condensed consolidated financial statements as of July 31, 2002 and for the three and six months ended July 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made for consistent presentation.

2. NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The Company completed the process of testing goodwill for impairment in accordance with the provisions of SFAS No. 142. An independent valuation was performed utilizing among other things the Company's best estimate of expected future cash flows. No amounts were impaired at the time of implementation, February 1, 2002.

         The effect of discontinuance of goodwill amortization during the three and six month periods ended July 31, 2002 was to increase net income by approximately $155,000 or $0.01 per share and $309,000 or $0.02 per share, respectively. Prior to February 1, 2002, goodwill was amortized on a straight-line basis over 30 years. The following pro forma information reflects the Company's results of operations as they would have appeared had the Company not recorded goodwill amortization and its related tax effects during fiscal 2002 (dollars in thousands, except per share amounts):

                                   Three Months Ended              Six Months Ended
                               ----------------------------  ----------------------------
                               July 31, 2002  July 31, 2001  July 31, 2002  July 31, 2001
                               -------------  -------------  -------------  -------------
Reported net income              $   1,333      $     478      $   2,367      $     122
Add back: goodwill
   amortization, net of tax             --            155             --            309
                                 ---------      ---------      ---------      ---------
Adjusted net income              $   1,333      $     633      $   2,367            431
                                 =========      =========      =========      =========

Reported basic and diluted
   earnings per share            $    0.10      $    0.04      $    0.18      $    0.01
Add back: goodwill
   amortization, net of tax             --           0.01             --           0.02
                                 ---------      ---------      ---------      ---------
Adjusted basic and diluted
   earnings per share            $    0.10      $    0.05      $    0.18      $    0.03
                                 =========      =========      =========      =========

         The Company evaluates the carrying value of goodwill on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill is assigned below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in business climate or in legislation, (2) unanticipated competition, or (3) a loss of key personnel.

         When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company considers its three business segments (Note7) to be reporting units when it tests for goodwill impairment based on how it manages its business and because the segment level is where the Company believes goodwill naturally resides. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

         In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and expect this to have no impact on the Company's financial statements.

3. RESTRUCTURING CHARGES

         During the first six months of fiscal 2003, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. Severance costs paid during the first six months of fiscal 2003 totaled approximately $125,000 leaving a remaining severance accrual of approximately $34,000. Costs incurred related to lease and other obligations totaled approximately $68,000 leaving an accrual of approximately $8,000 as of July 31, 2002. The Company has actively pursued the sale of its Riverside, California, truck business since establishment of the plan. During the second quarter of fiscal 2003, the Company signed an agreement to sell the assets of its Riverside, California, truck business. The transaction is expected to close in the Company's third fiscal quarter. The assets and liabilities relating to this truck business are classified as held for sale on the balance sheet.

INVENTORIES:

         All inventories are valued at the lower of cost or market. The specific identification method is used to determine cost for new and used equipment and trucks. Cost is determined using the first-in, first-out method for parts inventory. Inventories consisted of the following at (in thousands):

                                                    July 31,   January 31,
                                                        2002          2002
                                                        ----          ----

New equipment & trucks                             $  80,298     $  80,013
Used equipment & trucks                               33,135        27,070
Parts and other                                       22,242        21,421
                                                   ---------     ---------
                                                   $ 135,675     $ 128,504
                                                   =========     =========
4. FLOOR PLAN/BORROWING BASE PAYABLES:

         Floor plan/borrowing base payables are financing arrangements for inventory and receivables. The terms of certain floor plan arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan/borrowing base payables consisted of the following at (in thousands):

                                                    July 31,   January 31,
                                                        2002          2002
                                                        ----          ----

Interest-bearing                                   $  72,097     $  66,157
Noninterest-bearing                                   30,236        31,259
                                                   ---------     ---------
                                                   $ 102,333     $  97,416
                                                   =========     =========

5. EARNINGS PER SHARE:

         Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options had been issued. The following table reconciles the number of shares utilized in the net income per common share calculations:

                                                   Three Months           Six Months
                                                  Ended July 31,        Ended July 31,
                                                -----------------     -----------------
                                                  2002       2001       2002       2001
                                                  ----       ----       ----       ----
Net income available
     to common shareholders                     $ 1,333    $   478    $ 2,367    $   122
                                                =======    =======    =======    =======

Weighted average number
     of shares outstanding - basic               12,726     13,182     12,863     13,182
Dilutive effect of stock options outstanding         80         --         69         --
                                                -------    -------    -------    -------
Weighted average common and potential
     common shares outstanding - diluted         12,806     13,182     12,932     13,182
                                                =======    =======    =======    =======

Basic net income per share                      $  0.10    $  0.04    $  0.18    $  0.01
                                                =======    =======    =======    =======

Dilutive net income per share                   $  0.10    $  0.04    $  0.18    $  0.01
                                                =======    =======    =======    =======

         Options to purchase 908,199 and 704,474 shares of common stock were outstanding as of July 31, 2002 and 2001, respectively. Outstanding options of 686,850 and 704,474 were not included in the computations of diluted earnings per share for the six months ended July 31, 2002 and 2001, respectively, because the exercise prices were greater than the average market prices of the common shares for the periods.

6. SEGMENT INFORMATION:

         The Company's operations are classified into three business segments, based upon the way the Company manages its business: construction, agricultural, and truck. In past reporting, the corporate business segment was designated as financial services and corporate. Due to the current size and function of financial services operations, current and future segment reporting will include financial services information in the operating segment that generated the financial services revenues and expense. For comparison, this change has also been reflected in the historical data presented. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy-duty and medium-duty trucks to customers primarily in the transportation and construction industries and to units of government.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, income tax receivables, certain property and equipment, and deferred income taxes.

         The following table shows the Company's business segments and related financial information for the three and six months ended July 31, 2002 and 2001 (in thousands):

Three months ended July 31,             Construction   Agricultural          Truck            Corporate          Total
----------------------------------------------------------------------------------------------------------------------
2002:
   Revenues                             $     71,221   $     55,489   $     17,853         $         --   $    144,563
   Interest expense                              503            217             27                   --            747
   Other income                                  441             68             17                   --            526
   Depreciation and
     amortization                                753            369             59                   --          1,181
   Income (loss) before
     income taxes                                (87)         1,768            578   (a)             --          2,259
   Capital expenditures, net                     128             99             27                  116            370

2001:
   Revenues                             $     84,970   $     44,705   $     19,260         $         --   $    148,935
   Interest expense                            1,663            394             99                   --          2,156
   Other income                                  482            110            (38)                  --            554
   Depreciation and
     amortization                                694            762            119                   --          1,575
   Income (loss) before
     income taxes                               (352)         1,035            114                   --            797
   Capital expenditures, net                     288            (92)           102                  122            420


Six months ended July 31,               Construction   Agricultural          Truck            Corporate          Total
----------------------------------------------------------------------------------------------------------------------
2002:
   Revenues                            $     149,779   $    105,098   $     37,983         $         --   $    292,860
   Interest expense                            1,155            406             52                   --          1,613
   Other income                                  575             94             27                   --            696
   Depreciation and
     amortization                              1,341            745            120                   --          2,206
   Income before
     income taxes                                413          2,801            798   (a)             --          4,012
   Identifiable assets                       125,995         71,142         23,500                6,092        226,729
   Goodwill                                   10,256          9,494          4,572                  ---         24,322
   Capital expenditures, net                     394            (43)            51                  130            532

2001:
   Revenues                            $     162,773   $     93,207   $     47,587         $         --   $    303,567
   Interest expense                            3,502            760            607                   --          4,869
   Other income                                  732            210             13                   --            955
   Depreciation and
     amortization                              1,432          1,422            211                   --          3,065
   Income before
     income taxes                             (1,496)         1,661             39                   --            204
   Identifiable assets                       168,297         71,579         25,295               11,084        276,255
   Goodwill                                   10,476          9,705          4,663                   --         24,844
   Capital expenditures, net                     (29)           110             48                  190            319

(a) Approximately $400,000 of income before taxes in fiscal 2003 is attributable to the settlement of a vendor obligation that originated in fiscal 1999 associated with the Riverside truck dealership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below under the subsection entitled "Safe Harbor Statement" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any statements contained or incorporated by reference in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.

THE BUSINESS

         The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. On July 31, 2002, the Company operated 47 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include one of the largest networks of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America.

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

         Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 49% of the Company's sales for the first six months of fiscal 2003. No other supplier accounted for more than 10% of the Company's new product sales for this period. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

         The Company was incorporated in April 1968 and re-incorporated in Delaware in January 1997. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this Form 10-Q include its subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The effect of discontinuing goodwill amortization during the three and six month periods ended July 31, 2002 was to increase net income by approximately $155,000, or $0.01 per share, and $309,000, or $0.02 per share, respectively.

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

         In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and expect this to have no impact on the Company's financial statements.

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

         INVENTORIES. All inventories are valued at the lower of cost or market. The specific identification method is used to determine cost for new and used equipment and trucks. Cost is determined using the first-in, first-out method for parts inventory. The Company regularly evaluates the lower of cost or market for specific products at both the store and corporate levels which includes reference to secondary wholesale markets.

         REVENUE RECOGNITION. Revenue on equipment, truck and parts sales is recognized upon delivery of product to customers. Rental and service revenue is recognized at the time such services are provided. In addition to outright sales of new and used equipment, certain rentals include rent-to-purchase option agreements. Under such agreements, customers are given a period of several months to exercise the option to purchase the rented equipment and may be allowed to apply a portion of the rental payments to the purchase price. This rent-to-purchase equipment is included in the Company's inventory until the option is exercised and the equipment is purchased. Rental revenue is recognized during the rental period of rent-to-purchase transactions and equipment sales revenue is recognized when the purchase option is exercised.

         GOODWILL. The Company evaluates the carrying value of goodwill on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which the goodwill is assigned below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in business climate or in legislation, (2) unanticipated competition, or (3) a loss of key personnel.

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

USE OF ESTIMATES

         In the normal course of business, the Company must make continuing estimates of potential future costs and accrue for them. These costs include but are not limited to tax, health and general liability self-insurance, uncollectible accounts receivable, and inventory valuation adjustments. These accruals require the use of management's judgement on the outcome of various issues. Management's estimates for these items are based on the best available evidence, but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management estimates.

GENERAL

         During the first six months of fiscal 2003, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. Severance costs paid during the first six months of fiscal 2003 totaled approximately $125,000 leaving a remaining severance accrual of approximately $34,000. Costs incurred related to lease and other obligations totaled approximately $68,000 leaving an accrual of approximately $8,000 as of July 31, 2002. The Company has actively pursued the sale of its Riverside, California, truck business since establishment of the plan. During the second quarter of fiscal 2003, the Company signed an agreement to sell the assets of its Riverside, California, truck business. The transaction is expected to close in the Company's third fiscal quarter. The assets and liabilities relating to this truck business are classified as held for sale on the balance sheet.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                          Three Months Ended July 31,    Six Months Ended July 31,
                                            -----------------------       -----------------------
                                              2002           2001           2002           2001
                                            --------       --------       --------       --------
Revenue Data (in millions):
Total revenues                              $  144.6       $  148.9       $  292.9       $  303.6
     Construction                               49.3%          57.1%          51.1%          53.6%
     Agricultural                               38.4%          30.0%          35.9%          30.7%
     Truck                                      12.3%          12.9%          13.0%          15.7%

Construction revenues                       $   71.2       $   85.0       $  149.8       $  162.8
     Equipment sales                            67.3%          70.1%          70.0%          70.6%
     Parts and service                          32.7%          29.9%          30.0%          29.4%

Agricultural revenues                       $   55.5       $   44.7       $  105.1       $   93.2
     Equipment sales                            77.0%          71.6%          77.1%          74.5%
     Parts and service                          23.0%          28.4%          22.9%          25.5%

Truck revenues                              $   17.9       $   19.2       $   38.0       $   47.6
     Truck sales                                71.3%          71.4%          73.2%          71.7%
     Parts and service                          28.7%          28.6%          26.8%          28.3%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales                  71.5%          70.7%          72.9%          72.0%
     Parts and service                          28.5           29.3           27.1           28.0
                                            --------       --------       --------       --------
Total revenues                                 100.0          100.0          100.0          100.0

Gross profit                                    17.5           17.2           17.0           16.9
Selling, general and
     administrative expenses                    15.8           15.6           15.4           15.5
                                            --------       --------       --------       --------
Operating income                                 1.7            1.6            1.6            1.4
Interest expense                                 0.5            1.5            0.5            1.6
Other income                                     0.3            0.4            0.2            0.3
Provision for taxes                              0.6            0.2            0.5            0.0
                                            --------       --------       --------       --------
Net income                                       0.9%           0.3%           0.8%           0.1%
                                            ========       ========       ========       ========

THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JULY 31, 2001

NET INCOME

         The Company reported net income of $1,333,000, or $0.10 per share, for the second quarter of fiscal 2003, compared to a net income of $478,000, or $0.4 per share, for the second quarter of fiscal 2002.

REVENUES

         Total revenues of $144.6 million during the second quarter of fiscal 2003 were $4.3 million, or 2.9%, lower than revenues during the second quarter of the previous year. Construction revenues, which represent the largest segment of the Company, were $71.2 million during the quarter, a $13.8 million, or 16.2%, decrease in revenue in the segment compared to the prior year due to the current soft demand for construction equipment, especially in the Company's southern regions. Agricultural revenues of $55.5 million in the second quarter of fiscal 2003 were $10.8 million, or 24.2%, higher than in the second quarter of fiscal 2002. The Company's agricultural dealerships are located in areas experiencing favorable crop growing conditions, thus creating farmer optimism which supports higher sales. Truck revenues of $17.9 million were down $1.3 million, or 6.8%, compared to the same period last year. The sale of the Texas truck dealerships in May 2001 accounted for $600,000 of the decrease. The remaining decline is attributable to the reduced market demand for trucks.

         Equipment and truck sales were $103.3 million during the second quarter of fiscal 2003, a decrease of $2.0 million, or 1.9%, from the second quarter of fiscal 2002. Construction equipment sales decreased $11.7 million, or 19.6%, to $47.9 million. The sale of truck dealerships caused $400,000 of the change and reduced demand for trucks resulted in an additional $700,000 in sales reductions. Offsetting these sales decreases, agricultural equipment sales increased $10.7 million, or 33.4%, to $42.7 million.

         Parts and service revenues were $41.2 million in the second quarter of fiscal 2003, representing a decrease of $2.4 million, or 5.5%, from the prior year. Parts and service revenues from truck operations decreased approximately $400,000, or 7.3%, to $5.1 million. The decrease in truck parts and service revenues was primarily due to the sale of truck dealerships. Construction parts and service revenues decreased approximately $2.1 million, or 8.3%, to $23.3 million. Agricultural parts and service revenues increased approximately $100,000, or 0.8%, as sales increased to $12.8 million.

GROSS PROFIT

         Gross profit for the second quarter of fiscal 2003 was approximately $25.3 million, or 17.5% of total revenues, compared to $25.6 million, or 17.2% of total revenues in fiscal 2002. Although equipment and truck sales dollars declined 1.9% in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, gross margin dollars for equipment and trucks for the quarter increased approximately $800,000, as a result, as a percentage of equipment and truck sales, there was an increase from 8.8% for the second quarter of fiscal 2002, to 9.7% for fiscal 2003. Approximately $400,000 of the $800,000 increase was attributable to the finalization and discount of a manufacturer sponsored obligation that originated in fiscal 1999 as part of the Company's acquisition of the Riverside truck dealership. Parts and service gross margins were approximately $15.2 million, or 36.9% of revenues, and $16.2 million, or 37.3% of revenues, for the second quarter of fiscal 2003 and 2002, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased $400,000, from $23.2 million for the second quarter of fiscal 2002 to $22.8 million for the second quarter of fiscal 2003. Approximately $250,000 of the decrease occurred as a result of the discontinuance of amortization of goodwill in fiscal 2003. Total SG&A expenses as a percentage of total revenues for fiscal 2003 and 2002 were 15.8% and 15.6%, respectively.

INTEREST EXPENSE

         Interest expense decreased approximately $1.5 million, or 68.2%, from $2.2 million for the second quarter of fiscal 2002 to $700,000 for the same period in fiscal 2003. Interest expense as a percentage of total revenues decreased from 1.5% for the second quarter of fiscal 2002 to 0.5% for fiscal 2003. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the sale of truck dealerships were the contributing factors to the decrease in interest expense.

OTHER INCOME

         Other income decreased approximately $100,000, or 16.7%, from the second quarter of fiscal 2002 to the second quarter of fiscal 2003. Other income is primarily comprised of finance charges from trade receivables along with national direct sales income. National direct sales income is a commission awarded when a manufacturer/supplier sells directly to a national account that is located in the Company's areas of responsibility.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for the second quarter of fiscal 2003, compared to the estimated provision for income taxes as a percentage of pretax loss of 40.0% for the second quarter of fiscal 2002.

SIX MONTHS ENDED JULY 31, 2002 COMPARED TO SIX MONTHS ENDED JULY 31, 2001

NET INCOME

         The Company reported net income of $2,367,000, or $0.18 per share, for the first six months of fiscal 2003, compared to a net income of $122,000, or $0.01 per share, for the first six months of fiscal 2002.

REVENUES

         Total revenues of $292.9 million during the first six months of fiscal 2003 were $10.7 million, or 3.5%, lower than revenues during the first six months of the previous year. Construction revenues, which represent the largest segment of the Company, were $149.8 million during the first six months of fiscal 2003, a $13.0 million, or 8.0%, decrease in revenue in the segment compared to the prior year due to the current soft demand for construction equipment, especially in the Company's southern regions. Agricultural revenues of $105.1 million in the first six months of fiscal 2003 were $11.9 million, or 12.8%, higher than in the first six months of fiscal 2002. The Company's agricultural dealerships are located in areas experiencing favorable crop growing conditions, thus creating farmer optimism which supports higher sales. Truck revenues of $38.0 million were down $9.6 million, or 20.2%, compared to the same period last year. The sale of the Texas truck dealerships in May 2001 accounted for $7.4 million of the decrease. The remaining decline is attributable to the reduced market demand for trucks.

         Equipment and truck sales were $213.6 million during the first six months of fiscal 2003, a decrease of $4.8 million, or 2.2%, from the first six months of fiscal 2002. Construction equipment sales decreased $10.0 million, or 8.7%, to $104.8 million. The sale of truck dealerships caused $4.5 million of the change and reduced demand for trucks resulted in an additional $1.8 million in sales reductions. Offsetting these sales decreases, agricultural equipment sales increased $11.5 million, or 16.6%, to $81.0 million.

         Parts and service revenues were $79.2 million in the first six months of fiscal 2003, representing a decrease of $5.9 million, or 6.9%, from the prior year. Parts and service revenues from truck operations decreased approximately $3.3 million, or 24.4%, to $10.2 million. The decrease in truck parts and service revenues was primarily due to the sale of truck dealerships. Construction parts and service revenues decreased approximately $2.9 million, or 6.1%, to $45.0 million. Agricultural parts and service revenues increased approximately $300,000, or 1.3%, as sales increased to $24.0 million.

GROSS PROFIT

         Gross profit for the first six months of fiscal 2003 was approximately $49.9 million, or 17.0% of total revenues, compared to $51.3 million, or 16.9% of total revenues in fiscal 2002. Although equipment and truck sales dollars declined 2.2% in the first six months of fiscal 2003 compared to the first six months of fiscal 2002, gross margin dollars for equipment and trucks for the first six months of fiscal 2003 increased approximately $800,000, as a result, as a percentage of equipment and truck sales, there was an increase from 9.0% for the first six months of fiscal 2002, to 9.6% for fiscal 2003. Approximately $400,000 of the $800,000 increase was attributable to the finalization and discount of a manufacturer sponsored obligation that originated in fiscal 1999 as part of the Company's acquisition of the Riverside truck dealership. Parts and service gross margins were approximately $29.5 million, or 37.2% of revenues, and $31.6 million, or 37.1% of revenues, for the first six months of fiscal 2003 and 2002, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses decreased $2.2 million, from $47.2 million for the first six months of fiscal 2002 to $45.0 million for the first six months of fiscal 2003. Total SG&A expenses as a percentage of total revenues for fiscal 2003 and 2002 were 15.4% and 15.5%, respectively. Approximately $500,000 of the decrease occurred as a result of the discontinuance of amortization of goodwill in fiscal 2003. The remaining reduction of SG&A costs is largely attributable to the restructuring accomplished in the second half of fiscal 2002, and continuing costs controls. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service revenues. The truck dealership downsizing as previously discussed along with streamlining the management structure and tight expense controls throughout the Company, were and will continue through fiscal 2003 to be the primary contributing factors to the decrease in fiscal 2003 SG&A expenses compared to fiscal 2002.

INTEREST EXPENSE

         Interest expense decreased approximately $3.3 million, or 67.4%, from $4.9 million for the first six months of fiscal 2002 to $1.6 million for the same period in fiscal 2003. Interest expense as a percentage of total revenues decreased from 1.6% for the first six months of fiscal 2002 to 0.5% for fiscal 2003. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the sale of truck dealerships were the contributing factors to the decrease in interest expense.

OTHER INCOME

         Other income decreased approximately $300,000, or 30.0%, from the first six months of fiscal 2002 to the first six months of fiscal 2003. Other income is primarily comprised of finance charges from trade receivables along with national direct sales income. National direct sales income is a commission awarded when a manufacturer/supplier sells directly to a national account that is located in the Company's areas of responsibility.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for the first six months of fiscal 2003, compared to the estimated provision for income taxes as a percentage of pretax loss of 40.0% for the first six months of fiscal 2002.

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

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit financings are provided through two vehicles, the dealer statement and a borrowing base revolving credit facility. The dealer statement provides extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest might not be charged for a substantial part of the period for which inventories are financed. Often, purchase discounts are available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which in the past have generally been four to twelve months for agricultural equipment and four months for construction equipment. These interest-free periods may be changed at Deere and Deere Credit's discretion and may be longer depending on special financing programs offered from time to time. Deere and Deere Credit also provide dealer statement financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. The Deere Credit borrowing base revolving credit facility provides financing for eligible equipment inventories (generally equipment inventories not financed through the dealer statement) and receivables. GMAC, Volvo Finance and CitiCapital provide truck floor plan financing with variable market rates of interest based on the prime or LIBOR rate.

         On July 31, 2002, in addition to manufacturer provided dealer statement and floor plan financing, the Company had unused credit commitments related to borrowing base inventory and receivable financing and operating lease financing of dedicated rental equipment of $52.9 million. The Company had outstanding floor plan/borrowing base payables of approximately $102.3 million, of which $72.1 million was interest-bearing as of July 31, 2002. The collateral of equipment and truck inventories along with eligible receivables would support $18.1 million of additional borrowing at July 31, 2002. During the first six months of fiscal 2003 and 2002 the average interest rate under interest-bearing floor plan/borrowing base financing was approximately 5.31% and 7.85%, respectively.

         Currently, the Company has an unsecured bank line of credit totaling $1.9 million with a maturity date of July 1, 2003 and with a variable interest rate based on the prime rate (4.75% at July 31, 2002). The Company had approximately $355,000 of unused availability relating to this line of credit at July 31, 2002. The average interest rates on the Company's lines of credit during the first six months of fiscal 2003 and 2002 were 5.67% and 7.53%, respectively.

         The Company believes it has sufficient credit availability from its existing credit facilities and manufacturers to finance its current and future operations. Various credit facilities are reviewed and renewed annually. As the credit facilities approach maturity, the Company believes it will be able to renew or extend these facilities, or replace these facilities with other facilities. Subsequent to the end of the Company's second fiscal quarter, the Company completed a two year renewal of its revolving credit facility with Deere Credit. The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures and other cash needs for fiscal 2003.

         The Company's financing agreements contain various covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with all covenants as of July 31, 2002.

         The Company has various commitments relating to its operations. The following is a summary of these commitments as of July 31, 2002.

               Contractual Obligations and Commercial Commitments
               --------------------------------------------------

                                     Within                                                  Year 5
(Dollars in Thousands)               1 year         Year 2       Year 3         Year 4       or after       Total
------------------------------------------------------------------------------------------------------------------
Inventory floor plan/
  borrowing base payables        $  102,333       $    ---     $     ---     $     ---      $    ---    $  102,333
Long-term debt                          666            665         1,876            45           654         3,906
Operating leases and other            8,199          6,764         6,338         5,787        15,751        42,839
------------------------------------------------------------------------------------------------------------------
Total                            $  111,198       $  7,429     $   8,214     $   5,832      $ 16,405    $  149,078
==================================================================================================================

         The Company's long-term debt is primarily related to the financing of dedicated rental assets and one dealership location facility. Operating lease and other commitments are primarily related to dealership locations of $31.9 million, dedicated rental assets and equipment of $10.0 million and vehicles of $0.9 million.

         In addition to the above commitments, certain credit companies provide direct customer financing (secured by customer owned equipment) and credit accounts with recourse to the Company totaling $15.2 million and $2.0 million as of July 31, 2002, respectively. These commitments have off-balance sheet credit risk because the risk represents generally only a small portion of the total related accounts, thus only accruals and payments for probable losses are recognized until the recourse (guarantee) expires. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the recourse (guaranteed) portion of the contractual amounts.

         Operating activities used net cash of $2.2 million for the first six months of fiscal 2003. Increased levels of receivable and inventory along with decreases in floor plan payables and customer deposits were the primary contributing factors to cash used by operating activities for the first six months of fiscal 2003. The cash provided by operating activities of $18.9 million for the first six months of fiscal 2002 primarily resulted from decreased levels of inventory and receivables and increased levels of floor plan payables which were somewhat offset by decreased levels of accounts payable, accrued liabilities and customer deposits.

         Cash used for investing activities was $477,000 for the first six months of fiscal 2003, which was primarily related to purchases of property and equipment. Cash provided by investing activities in the first six months of fiscal 2002 was $2.4 million, primarily related to the net proceeds from the sale of the Company's Texas truck dealerships partially offset by the Company's purchase of the remaining 8% minority interest in Salinas Equipment Distributors, Inc. and purchases of property and equipment.

         Cash provided by financing activities was $2.7 million for the first six months of fiscal 2003. Borrowings on the Company's revolving credit facilities was the primary source of cash from financing activities which was used to make payments on long-term debt, purchase treasury stock and fund increases in receivables and inventories during the first six months of fiscal 2003. Cash used for financing activities was $27.2 million for the first six months of fiscal 2002. Cash used for financing activities was primarily due to payments on the Company's revolving credit facilities and long-term debt with cash being generated from decreases in receivables, inventories and with proceeds from floor plan financing and the sale of the Company's Texas truck dealerships.

         During the first half of fiscal 2003, the Company continued its previously announced stock repurchase program and expanded the program, approving the repurchase of an additional five percent of the outstanding shares of Class A common stock bringing the total authorized to 15% of the outstanding shares of Class A common stock. At July 31, 2002, the Company had repurchased 516,200 shares, or 9.1%, of the outstanding shares of Class A common stock at a total cost of $2,058,000. The Company expects to continue to repurchase shares in the future as deemed appropriate.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of the Company's Form 10-K dated April 29, 2002 and in other filings with the Securities and Exchange Commission. The important factors discussed in the aforementioned Form 10-K include:

         o        Dependence on Deere
         o        Deere termination rights
         o Effects of downturn in general economic conditions, cyclicality, seasonality and weather
         o        Competition
         o        Available financing for customers
         o Substantial inventory financing requirements and lending industry changes
         o        Dependence on key personnel
         o        Growth by acquisition and store openings

         In general, the factors that will affect the Company, which are subject to change, include: general economic conditions worldwide and locally; global acts of terrorism; interest rates; housing starts; fuel prices; the factors that affect the construction contractors' confidence and financial health including construction demand, the amount of government sponsored projects and weather; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as flooding, droughts, La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; the successful closing of the sale of the Company's Riverside , CA truck dealership; and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibits filed with this report are listed in the Exhibit Index on page 24.

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


                                                   RDO EQUIPMENT CO.
                                                   (Registrant)

Date: September 11, 2002                           By: /s/ Steven B. Dewald
                                                   -----------------------------
                                                   Steven B. Dewald
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                 CERTIFICATIONS

I, Ronald D. Offutt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RDO Equipment Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 11, 2002                             /s/ Ronald D. Offutt
                                                     ---------------------------
                                                     Ronald D. Offutt
                                                     Chief Executive Officer


I, Steven B. Dewald, certify that:

1. I have reviewed this quarterly report on Form 10-Q of RDO Equipment Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 11, 2002                            /s/ Steven B. Dewald
                                                     ---------------------------
                                                     Steven B. Dewald
                                                     Chief Financial Officer


The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission.

                                  EXHIBIT INDEX

ITEM NO.       ITEM                                          PAGE OF THIS REPORT
--------       ----                                          -------------------
10.1           Second Amended and Restated Loan Agreement
               between John Deere Construction & Forestry
               Company, Deere Credit, Inc., and John Deere
               Company and RDO Agriculture Equipment Co.,
               RDO Construction Equipment Co., RDO
               Financial Services Co. and RDO Material
               Handling Co.                                           25

10.2           Guaranty by RDO Equipment Co. of Loan
               Agreement between John Deere Construction &
               Forestry Company, Deere Credit, Inc., and
               John Deere Company and RDO Agriculture
               Equipment Co., RDO Construction Equipment
               Co., RDO Financial Services Co. and
               RDO Material Handling Co.                              44