Form 10-Q
period 2002-10-31
RDO EQUIPMENT CO
filed 2002-12-16
CIK 1023902

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

       The number of shares outstanding of the registrant as of November 30, 2002:

            Class A Common Stock                         5,179,808
            Class B Common Stock                         7,450,492
                                                        ----------
            Total                                       12,630,300

================================================================================

                          PART I - FINANCIAL INFORMATON

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months Ended           Nine Months Ended
                                                   October 31,                 October 31,
                                             ----------------------      ----------------------
                                               2002          2001          2002          2001
                                             --------      --------      --------      --------
Revenues
         Equipment and truck sales           $ 97,834      $ 92,502      $311,463      $310,939
         Parts and service                     41,242        42,995       120,473       128,125
                                             --------      --------      --------      --------
                 Total revenues               139,076       135,497       431,936       439,064

Cost of revenues
         Equipment and truck sales             87,673        83,695       280,866       282,433
         Parts and service                     25,591        27,141        75,359        80,688
                                             --------      --------      --------      --------
                 Total cost of revenues       113,264       110,836       356,225       363,121
                                             --------      --------      --------      --------
Gross profit                                   25,812        24,661        75,711        75,943
Selling, general and
    administrative expenses                    23,713        23,279        68,683        70,443
                                             --------      --------      --------      --------
         Operating income                       2,099         1,382         7,028         5,500
Interest expense                                  735         1,756         2,348         6,625
Gain on sale of dealerships                       734            --           734            --
Other income                                      482           378         1,178         1,333
                                             --------      --------      --------      --------
         Income before income taxes             2,580             4         6,592           208
Income tax provision                            1,058             1         2,703            83
                                             --------      --------      --------      --------

Net income                                   $  1,522      $      3      $  3,889      $    125
                                             ========      ========      ========      ========

Net income per share -
         basic and diluted                   $   0.12      $     --      $   0.30      $   0.01
                                             ========      ========      ========      ========

Weighted average shares
         outstanding - basic                   12,643        13,181        12,790        13,181
                                             ========      ========      ========      ========
Weighted average shares
         outstanding - diluted                 12,714        13,181        12,859        13,181
                                             ========      ========      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        October 31,   January 31,
(IN THOUSANDS) (UNAUDITED)                                                 2002          2002
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                      $  3,319      $    852
         Accounts receivable, less allowance for doubtful accounts        32,538        26,726
         Income tax receivable                                                --         4,550
         Receivables from affiliates                                         205            38
         Inventories                                                     125,418       128,504
         Prepaid expenses                                                    619         1,417
         Assets held for sale                                                 --         8,862
         Deferred income tax asset                                         5,200         5,310
                                                                        --------      --------
                 Total current assets                                    167,299       176,259

Property and equipment, net                                               15,585        13,192
Other assets:
         Goodwill and other                                               25,516        25,126
         Deferred income tax asset                                            --           504
         Deposits                                                          1,684         1,513
                                                                        --------      --------

                 Total assets                                           $210,084      $216,594
                                                                        ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    October 31,     January 31,
(IN THOUSANDS) (UNAUDITED)                                                             2002            2002
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Floor plan/borrowing base payables                                           $  89,910       $  97,416
       Notes payable                                                                      245             975
       Current maturities of long-term debt                                               755           2,612
       Accounts payable                                                                 3,877           2,042
       Accrued liabilities                                                             18,967          12,656
       Liabilities associated with assets held for sale                                    --           6,356
       Customer advance deposits                                                        2,635           5,298
                                                                                    ---------       ---------
              Total current liabilities                                               116,389         127,355

Long-term debt, net of current maturities                                               3,025           1,382
Deferred income tax liabilities                                                           720              --
                                                                                    ---------       ---------
              Total liabilities                                                       120,134         128,737
                                                                                    ---------       ---------

Commitments and contingencies

Stockholders equity:
       Preferred stock, par value $.01 per share; 500,000 shares authorized;
              no shares issued in fiscal 2003 and 2002                                     --              --
       Common stocks,
              Class A, par value $.01 per share; 20,000,000 shares authorized;
                     5,731,008 issued in fiscal 2003 and 2002                              57              57
              Class B, par value $.01 per share; 7,500,000 shares authorized;
                     7,450,492 issued in fiscal 2003 and 2002                              75              75
       Additional paid-in-capital                                                      84,471          84,471
       Retained earnings                                                                7,569           3,680
       Treasury Stock, at cost (549,000 and 148,000 Class A shares in fiscal
              2003 and 2002, respectively)                                             (2,222)           (426)
                                                                                    ---------       ---------

              Total stockholders' equity                                               89,850          87,857
                                                                                    ---------       ---------

              Total liabilities and stockholders' equity                            $ 210,084       $ 216,594
                                                                                    =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended October 31,
(IN THOUSANDS) (UNAUDITED)                                                                       2002           2001
-------------------------------------------------------------------------------------------------------------------------
Operating activities:
         Net income                                                                           $  3,889       $    125
         Adjustments to reconcile net income to
           net cash provided by operating activities:
                 Depreciation and amortization                                                   3,355          4,491
                 Deferred taxes                                                                  1,334            350
                 Gain on sale of dealerships                                                      (734)            --
                 Change in operating assets and liabilities:
                        Accounts receivable                                                        358         11,855
                        Inventories                                                              9,997         33,838
                        Prepaid expenses                                                           801            818
                        Deposits                                                                   (80)          (380)
                        Floor plan payables                                                     (2,163)       (12,748)
                        Accounts payable and accrued liabilities                                 4,785         (3,753)
                        Customer advance deposits                                               (2,663)        (3,277)
                                                                                              --------       --------

                                Net cash provided by operating activities                       18,879         31,319

Investing activities:
         Net (purchases) sales of rental equipment                                                (968)           585
         Net (purchases) sales of property and equipment                                        (1,515)          (572)
         Net assets of acquisitions                                                                 --           (822)
         Net proceeds on sale of dealerships                                                     2,847          3,248
         Other, net                                                                               (380)          (308)
                                                                                              --------       --------

                                Net cash (used for) provided by investing activities               (16)         2,131

Financing activities:
         Proceeds from issuance of long-term debt                                                1,775             --
         Payments on long-term debt                                                             (5,645)        (1,692)
         Purchase of common stock                                                               (1,796)            (9)
         Payment of dividends                                                                       --           (731)
         Net payments of revolving credit facilities                                           (10,000)       (26,900)
         Net payments of bank lines and short-term notes payable                                  (730)       (10,923)
                                                                                              --------       --------

                                Net cash used for financing activities                         (16,396)       (40,255)
                                                                                              --------       --------

Increase (decrease) in cash                                                                      2,467         (6,805)

Cash and cash equivalents, beginning of period                                                     852          7,635
                                                                                              --------       --------

Cash and cash equivalents, end of period                                                      $  3,319       $    830
                                                                                              ========       ========

Supplemental disclosures:
         Cash payments for interest                                                           $  2,589       $  5,325
                                                                                              ========       ========
         Cash payments for income taxes                                                       $    838       $    130
                                                                                              ========       ========
         Non-cash investing and financing activities:
             Increase in assets and long-term debt due to refinancing of operating lease      $  3,656       $     --
                                                                                              ========       ========
             Decrease in assets related to the sale of dealership through
                issuance of a note receivable                                                 $    454       $     --
                                                                                              ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PREPARATION:

         The condensed consolidated financial statements as of October 31, 2002 and for the three and nine months ended October 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.


2.       NEW ACCOUNTING PRONOUNCEMENTS:

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

         The effect of discontinuance of goodwill amortization during the three and nine month periods ended October 31, 2002 was to increase net income by approximately $155,000 or $0.01 per share and $464,000 or $0.04 per share, respectively. Prior to February 1, 2002, goodwill was amortized on a straight-line basis over 30 years. The following pro forma information reflects the Company's results of operations as they would have appeared had the Company not recorded goodwill amortization and its related tax effects during fiscal 2002 (dollars in thousands, except per share amounts):

                                       Three Months Ended               Nine Months Ended
                                   --------------------------      ---------------------------
                                   October 31,     October 31,     October 31,      October 31,
                                      2002            2001              2002          2001
                                   ----------      ----------      -----------      ----------
Reported net income                $    1,522      $        3      $     3,889      $      125
Add back: goodwill
      amortization, net of tax             --             155               --             464
                                   ----------      ----------      -----------      ----------
Adjusted net income                $    1,522      $      158      $     3,889      $      589
                                   ==========      ==========      ===========      ==========

Reported basic and diluted
      earnings per share           $     0.12      $       --      $      0.18      $     0.01
Add back: goodwill
      amortization, net of tax             --            0.01               --            0.03
                                   ----------      ----------      -----------      ----------
Adjusted basic and diluted
      earnings per share           $     0.12      $     0.01      $      0.18      $     0.04
                                   ==========      ==========      ===========      ==========

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

         Effective February 1, 2002, the Company also adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on property, plant and equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements.

         In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and expects this to have no impact on the Company's financial statements.


3.       RESTRUCTURING CHARGES:

         During the first nine months of fiscal 2003, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. Severance costs paid during the first nine months of fiscal 2003 totaled approximately $159,000. Costs incurred related to lease and other obligations totaled approximately $76,000. There are no remaining accruals relating to severance, lease or other obligations as of October 31, 2002. During the third quarter of fiscal 2003, the Company sold the assets of its Riverside, California truck business realizing a gain on sale of $734,000. The sale of the Riverside, California truck business completes the execution of this plan.

4.       INVENTORIES:

         All inventories are valued at the lower of cost or market. The specific identification method is used to determine cost for new and used equipment and trucks. The first-in, first-out method is used to determine cost for parts inventory. Inventories consisted of the following at (in thousands):

                                                       October 31,   January 31,
                                                           2002          2002
                                                        ---------     ---------

New equipment & trucks                                  $  73,296     $  80,013
Used equipment & trucks                                    30,754        27,070
Parts and other                                            21,368        21,421
                                                        ---------     ---------
                                                        $ 125,418     $ 128,504
                                                        =========     =========


5.       FLOOR PLAN/BORROWING BASE PAYABLES:

         Floor plan/borrowing base payables are financing arrangements for inventory and receivables. The terms of certain floor plan arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan/borrowing base payables consisted of the following at (in thousands):

                                                       October 31,   January 31,
                                                           2002          2002
                                                        ---------     ---------

Interest-bearing                                        $  57,250     $  66,157
Noninterest-bearing                                        32,660        31,259
                                                        ---------     ---------
                                                        $  89,910     $  97,416
                                                        =========     =========


6.       EARNINGS PER SHARE:

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

                                                   Three Months Ended         Nine Months Ended
                                                       October 31,               October 31,
                                                  --------------------      --------------------
                                                    2002         2001         2002         2001
                                                  -------      -------      -------      -------
Net income available
     to common shareholders                       $ 1,522      $     3      $ 3,889      $   125
                                                  =======      =======      =======      =======

Weighted average number
     of shares outstanding - basic                 12,643       13,181       12,790       13,181
Dilutive effect of stock options outstanding           71           --           69           --
                                                  -------      -------      -------      -------
Weighted average common and potential
     common shares outstanding - diluted           12,714       13,181       12,859       13,181
                                                  =======      =======      =======      =======

Basic net income per share                        $  0.12      $    --      $  0.30      $  0.01
                                                  =======      =======      =======      =======

Dilutive net income per share                     $  0.12      $    --      $  0.30      $  0.01
                                                  =======      =======      =======      =======

         Options to purchase 903,299 and 693,774 shares of common stock were outstanding as of October 31, 2002 and 2001, respectively. Outstanding options of 682,950 and 693,774 were not included in the computations of diluted earnings per share for the nine months ended October 31, 2002 and 2001, respectively, because the exercise prices were greater than the average market prices of the common shares for the periods.


7.       SEGMENT INFORMATION:

         The Company's operations are classified into three business segments, based upon the way the Company manages its business: construction, agricultural, and truck. In past reporting, the corporate business segment was designated as financial services and corporate. Due to the current size and function of financial services operations, current and future segment reporting will include financial services information in the operating segment that generated the financial services revenues and expense. For comparison, this change has also been reflected in the historical data presented. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy, medium, and light-duty trucks to customers primarily in the transportation and construction industries, to units of government and retail customers.

         Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, income tax receivables, certain property and equipment, and deferred income taxes.

         The following table shows the Company's business segments and related financial information for the three and nine months ended October 31, 2002 and 2001 (in thousands):

Three months ended October 31,   Construction    Agricultural       Truck           Corporate          Total
-------------------------------------------------------------------------------------------------------------
2002:
   Revenues                       $  72,830       $  50,611       $  15,635         $      --       $ 139,076
   Interest expense                     549             175              11                --             735
   Other income                         414              52              16                --             482
   Depreciation and
     amortization                       759             329              61                --           1,149
   Income (loss) before
     income taxes                      (215)          1,942             853  (a)           --           2,580
   Capital expenditures, net          1,794             158              50               (51)          1,951

2001:
   Revenues                       $  73,006       $  42,905       $  19,586         $      --       $ 135,497
   Interest expense                   1,327             287             142                --           1,756
   Other income                         243              65              70                --             378
   Depreciation and
     amortization                       737             615              74                --           1,426
   Income (loss) before
     income taxes                    (1,447)          1,063             388                --               4
   Capital expenditures, net           (129)           (292)             24                65            (332)


Nine months ended October 31,    Construction    Agricultural       Truck           Corporate          Total
-------------------------------------------------------------------------------------------------------------
2002:
   Revenues                       $ 222,608       $ 155,710       $  53,618         $      --       $ 431,936
   Interest expense                   1,704             581              63                --           2,348
   Other income                         989             146              43                --           1,178
   Depreciation and
     amortization                     2,100           1,074             181                --           3,355
   Income before
     income taxes                       198           4,743           1,651  (a)           --           6,592
   Identifiable assets              117,460          63,353          21,154             8,117         210,084
   Goodwill                          10,256           9,494           4,572                --          24,322
   Capital expenditures, net          2,187             115             102                79           2,483

2001:
   Revenues                       $ 235,779       $ 136,112       $  67,173         $      --       $ 439,064
   Interest expense                   4,829           1,047             749                --           6,625
   Other income                         975             275              83                --           1,333
   Depreciation and
     amortization                     2,169           2,038             284                --           4,491
   Income (loss) before
     income taxes                    (2,943)          2,724             427                --             208
   Identifiable assets              144,735          66,354          21,835             7,904         240,828
   Goodwill                          10,364           9,605           4,617                --          24,586
   Capital expenditures, net           (158)           (182)             72               255             (13)

(a) The third quarter income before income taxes includes a gain of $734,000 related to the sale of the Riverside, CA truck business and the nine month numbers include the gain on sale and $400,000 of income before income taxes attributable to the settlement of a vendor obligation originated in fiscal 1999 associated with the Riverside truck dealership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company, will be impacted by a number of important factors. The factors identified below under the subsection entitled "Safe Harbor Statement" are important factors (but not necessarily all the important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any statements contained or incorporated by reference in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.


THE BUSINESS

         The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. On October 31, 2002, the Company operated 45 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include one of the largest networks of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America.

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

         Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 48% of the Company's sales for the first nine months of fiscal 2003. No other supplier accounted for more than 10% of the Company's new product sales for this period. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

         The Company was incorporated in April 1968 and re-incorporated in Delaware in January 1997. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this Form 10-Q include its subsidiaries.


NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in its entirety. This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The effect of discontinuing goodwill amortization during the three and nine month periods ended October 31, 2002 was to increase net income by approximately $155,000, or $0.01 per share, and $464,000, or $0.04 per share, respectively.

         Effective February 1, 2002, the Company also adopted SFAS No. 144. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of) to recognize impairments on Property, Plant and Equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements.

         In July 2002, the Financial Accounting Standards Board issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and expects this to have no impact on the Company's financial statements.


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

         INVENTORIES. All inventories are valued at the lower of cost or market. The specific identification method is used to determine cost for new and used equipment and trucks. The first-in, first-out method is used to determine cost for parts inventory. The Company regularly evaluates the lower of cost or market for specific products at both the store and corporate levels which includes reference to secondary wholesale markets.

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


GENERAL

         During the first nine months of fiscal 2003, the Company continued the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest itself of the majority of its heavy-duty truck division. Severance costs paid during the first nine months of fiscal 2003 totaled approximately $159,000. Costs incurred related to lease and other obligations totaled approximately $76,000. There are no remaining accruals relating to severance, lease or other obligations as of October 31, 2002. During the third quarter of fiscal 2003, the Company sold the assets of its Riverside, California truck business realizing a gain on sale of $734,000. The sale of the Riverside, California truck business completes the execution of this plan.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                       Three Months Ended          Nine Months Ended
                                          October 31,                 October 31,
                                     ---------------------      ----------------------
                                      2002          2001          2002          2001
                                    --------      --------      --------      --------
Revenue Data (in millions):
Total revenues                      $  139.1      $  135.5      $  431.9      $  439.1
     Construction                       52.4%         53.9%         51.5%         53.7%
     Agricultural                       36.4%         31.7%         36.1%         31.0%
     Truck                              11.2%         14.4%         12.4%         15.3%

Construction revenues               $   72.8      $   73.0      $  222.6      $  235.8
     Equipment sales                    69.0%         67.6%         69.7%         69.6%
     Parts and service                  31.0%         32.4%         30.3%         30.4%

Agricultural revenues               $   50.6      $   42.9      $  155.7      $  136.1
     Equipment sales                    71.9%         67.0%         75.4%         72.2%
     Parts and service                  28.1%         33.0%         24.6%         27.8%

Truck revenues                      $   15.7      $   19.6      $   53.6      $   67.2
     Truck sales                        71.6%         73.6%         72.7%         72.3%
     Parts and service                  28.4%         26.4%         27.3%         27.7%


STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales          70.3%         68.3%         72.1%         70.8%
     Parts and service                  29.7          31.7          27.9          29.2
                                    --------      --------      --------      --------
Total revenues                         100.0         100.0         100.0         100.0

Gross profit                            18.6          18.2          17.5          17.3
Selling, general and
     administrative expenses            17.1          17.2          15.9          16.0
                                    --------      --------      --------      --------
Operating income                         1.5           1.0           1.6           1.3
Interest expense                         0.5           1.3           0.5           1.5
Gain on sale of
     RDO Truck Riverside Co.             0.5            --           0.1            --
Other income                             0.3           0.3           0.3           0.3
Provision for taxes                      0.7            --           0.6           0.1
                                    --------      --------      --------      --------
Net income                               1.1%           --%          0.9%           --%
                                    ========      ========      ========      ========

THREE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2001


NET INCOME

         The Company reported net income of $1,522,000, or $0.12 per share, for the third quarter of fiscal 2003, compared to net income of $3,000, or essentially breakeven on a per share basis, for the third quarter of fiscal 2002.


REVENUES

         Total revenues of $139.1 million during the third quarter of fiscal 2003 were $3.6 million, or 2.7%, higher than revenues during the third quarter of the previous year. Construction revenues, which represent the largest segment of the Company, were $72.8 million during the quarter, a $200,000, or 0.3%, decrease compared to the prior year due to the current soft demand for construction equipment, especially in the Company's southern regions. Agricultural revenues of $50.6 million in the third quarter of fiscal 2003 were $7.7 million, or 18.0%, higher than in the third quarter of fiscal 2002. The Company's agricultural dealerships are located in areas experiencing favorable crop growing conditions, thus creating farmer optimism which supports higher sales. Truck revenues of $15.7 million were down $3.9 million, or 19.9%, compared to the same period last year. The entire revenue decline was attributable to the Riverside, CA truck business sold during the quarter.

         Equipment and truck sales were $97.8 million during the third quarter of fiscal 2003, an increase of $5.3 million, or 5.7%, from the third quarter of fiscal 2002. Construction equipment sales increased $800,000, or 1.6%, to $50.2 million. Agricultural equipment sales increased $7.7 million, or 26.8%, to $36.4 million. Truck sales decreased $3.2 million primarily attributable to the Riverside, CA truck business sold during the quarter.

         Parts and service revenues were $41.3 million in the third quarter of fiscal 2003, representing a decrease of $1.7 million, or 4.0%, from the prior year. Parts and service revenues from truck operations decreased approximately $700,000, or 13.5%, to $4.5 million. The decrease in truck parts and service revenues was primarily due to the sale of the Riverside, CA truck dealership. Construction parts and service revenues decreased approximately $1.0 million, or 4.2%, to $22.6 million. Agricultural parts and service revenues remained steady at $14.2 million for the third quarter of both fiscal years.


GROSS PROFIT

         Gross profit for the third quarter of fiscal 2003 was approximately $25.8 million, or 18.6% of total revenues, compared to $24.7 million, or 18.2% of total revenues in fiscal 2002. Although equipment and truck sales dollars increased 5.7% in the third quarter of fiscal 2003, gross margin dollars for equipment and trucks for the quarter increased approximately $1.4 million, or 15.9%. As a result, there was an increase in gross profit as a percentage of equipment and truck sales from 9.5% for the third quarter of fiscal 2002, to 10.4% for fiscal 2003. Parts and service gross margins were approximately $15.6 million, or 37.8% of revenues, and $15.9 million, or 37.0% of revenues, for the third quarter of fiscal 2003 and 2002, respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses of $23.7 million for the current quarter increased $400,000 from the same quarter one year ago. In addition, SG&A expenses decreased by approximately $250,000 as a result of the discontinuance of amortization of goodwill in fiscal 2003. Total SG&A expenses as a percentage of total revenues for fiscal 2003 and 2002 were 17.1% and 17.2%, respectively.

INTEREST EXPENSE

         Interest expense was 700,000 for the quarter, a decrease of $1.1 million, or 61.1%, from the third quarter of fiscal 2002. Interest expense as a percentage of total revenues was 0.5% for the current quarter versus 1.3% for the third quarter of fiscal 2002. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the sale of truck dealerships were the contributing factors to the decrease in interest expense.


OTHER INCOME

         Other income increased approximately $100,000, or 25.0%, from the third quarter of fiscal 2002 to the third quarter of fiscal 2003. Other income is primarily comprised of finance charges from trade receivables along with national direct sales income. National direct sales income is a direct fee paid when a manufacturer/supplier sells directly to a national account that is located in the Company's areas of responsibility.


INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for the third quarter of fiscal 2003, compared to 40.0% for the third quarter of fiscal 2002.


NINE MONTHS ENDED OCTOBER 31, 2002 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
2001


NET INCOME

         The Company reported net income of $3,889,000, or $0.30 per share, for the first nine months of fiscal 2003, compared to a net income of $125,000, or $0.01 per share, for the first nine months of fiscal 2002.


REVENUES

         Total revenues of $431.9 million during the first nine months of fiscal 2003 were $7.2 million, or 1.6%, lower than revenues during the first nine months of the previous year. Construction revenues, which represent the largest segment of the Company, were $222.6 million during the first nine months of fiscal 2003, a $13.2 million, or 5.6%, decrease in revenue in the segment compared to the prior year due to the current soft demand for construction equipment, especially in the Company's southern regions. Agricultural revenues of $155.7 million in the first nine months of fiscal 2003 were $19.6 million, or 14.4%, higher than in the first nine months of fiscal 2002. The Company's agricultural dealerships are located in areas experiencing favorable crop growing conditions, thus creating farmer optimism which supports higher sales. Truck revenues of $53.6 million were down $13.6 million, or 20.2%, compared to the same period last year. The decrease in truck revenues were attributable to the Texas and California truck dealerships which were sold. The Texas dealerships were sold in the second quarter of fiscal 2002 and the Riverside, CA dealership sold in the current quarter.

         Equipment and truck sales were $311.4 million during the first nine months of fiscal 2003, an increase of $500,000, or 0.2%, from the first nine months of fiscal 2002. Agricultural equipment sales increased $19.1 million, or 19.4%, to $117.4 million. Offsetting these sales increases were construction equipment sales which decreased $9.1 million, or 5.6%, to $155.0 million and truck sales which decreased $9.5 million, or 19.6%, to $39.0 million.

         Parts and service revenues were $120.5 million in the first nine months of fiscal 2003, representing a decrease of $7.6 million, or 5.9%, from the prior year. Parts and service revenues from truck operations decreased approximately $4.0 million, or 21.5%, to $14.6 million. The decrease in truck parts and service revenues was primarily due to the sale of truck dealerships. Construction parts and service revenues decreased approximately $4.1 million, or 5.7%, to $67.6 million. Agricultural parts and service revenues increased approximately $500,000, or 1.3%, as sales increased to $38.3 million.


GROSS PROFIT

         Gross profit for the first nine months of fiscal 2003 was approximately $75.7 million, or 17.5% of total revenues, compared to $75.9 million, or 17.3% of total revenues in fiscal 2002. Although equipment and truck sales dollars increased only $500,000 in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, gross margin dollars for equipment and trucks for the first nine months of fiscal 2003 increased approximately $2.1 million. Approximately $400,000 of the increase was attributable to the finalization and discount of a manufacturer sponsored obligation that originated in fiscal 1999 as part of the Company's acquisition of the Riverside truck dealership. Parts and service gross margins were approximately $45.1 million, or 37.4% of revenues, and $47.4 million, or 37.0% of revenues, for the first nine months of fiscal 2003 and 2002, respectively.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative (SG&A) expenses of $68.7 million for the first nine months of the fiscal year decreased $1.7 million from the same period one year ago. Total SG&A expenses as a percentage of total revenues for fiscal 2003 and 2002 were 15.9% and 16.0%, respectively. Approximately $750,000 of the decrease occurred as a result of the discontinuance of amortization of goodwill in fiscal 2003. The remaining reduction of SG&A costs is largely attributable to the restructuring accomplished in the second half of fiscal 2002, and continuing costs controls. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service revenues. The truck dealership downsizing as previously discussed along with streamlining the management structure and tight expense controls throughout the Company, were and will continue through fiscal 2003 to be the primary contributing factors to the decrease in fiscal 2003 SG&A expenses compared to fiscal 2002.


INTEREST EXPENSE

         Interest expense for the first nine months of fiscal 2003 was $2.3 million, a decrease of $4.3 million, or 65.2%, from the same period in fiscal 2002. Lower levels of interest-bearing floor plan payables and reductions in interest rates as well as the sale of truck dealerships were the contributing factors to the decrease in interest expense.


OTHER INCOME

         Other income decreased approximately $100,000, or 7.7%, from the first nine months of fiscal 2002 to the first nine months of fiscal 2003. Other income is primarily comprised of finance charges from trade receivables along with national direct sales income. National direct sales income is a direct fee paid when a manufacturer/supplier sells directly to a national account that is located in the Company's areas of responsibility.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for the first nine months of fiscal 2003, compared to 40.0% for the first nine months of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, manufacturer provided floor plan financing, and borrowings under credit agreements with Deere & Company (Deere), Deere Credit Services, Inc. (Deere Credit), CitiCapital Commercial Corporation (CitiCapital), Ag Capital Company (Ag Capital), GE Commercial Distribution Finance Corporation (CDF), Volvo Commercial Finance LLC The Americas (Volvo Finance), General Motors Acceptance Corporation (GMAC) and commercial banks.

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit financings are provided through two vehicles, the dealer statement and a borrowing base revolving credit facility. The dealer statement provides extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest might not be charged for a substantial part of the period for which inventories are financed. Often, purchase discounts are available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which in the past have generally been four to twelve months for agricultural equipment and four months for construction equipment. These interest-free periods may be changed at Deere and Deere Credit's discretion and may be longer depending on special financing programs offered from time to time. Deere and Deere Credit also provide dealer statement financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. The Deere Credit borrowing base revolving credit facility provides financing for eligible equipment inventories (generally equipment inventories not financed through the dealer statement) and receivables. The Deere and Deere Credit financing sources have a combined maximum outstanding allowed of $125.0 million. The maximum outstanding allowed is reduced to $105.0 million beginning May 1, 2003. The total amount outstanding to Deere and Deere Credit was $57.1 million at October 31, 2002.

         During the quarter, the Company and certain of its subsidiaries entered into a borrowing base credit facility with CitiCapital to provide up to $30.0 million in financing for equipment inventories, with variable rates of interest based on LIBOR. The total amount outstanding at October 31, 2002 was $20.0 million.

         GMAC, Volvo Finance and CitiCapital provide truck floor plan financing with variable market rates of interest based on the prime or LIBOR rate. None of the financing sources for trucks have a set credit limit.

         On October 31, 2002, the Company had unused credit commitments related to inventory and receivable financing and operating lease financing of dedicated rental equipment of $88.2 million. The Company had outstanding floor plan/borrowing base payables of approximately $89.9 million, of which $57.3 million was interest-bearing as of October 31, 2002. The collateral of equipment and truck inventories along with eligible receivables would support $24.7 million of additional borrowing at October 31, 2002. During the first nine months of fiscal 2003 and 2002 the average interest rate under interest-bearing floor plan/borrowing base financing was approximately 5.20% and 7.61%, respectively.

         Currently, the Company has an unsecured bank line of credit totaling $1.6 million with a maturity date of July 1, 2003 and with a variable interest rate based on the prime rate (4.75% at October 31, 2002). The Company had approximately $1.3 million of unused availability relating to this line of credit at October 31, 2002. The average interest rates on the Company's lines of credit during the first nine months of fiscal 2003 and 2002 were 5.37% and 6.82%, respectively.

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

         The Company's financing agreements contain various covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with all covenants as of October 31, 2002.

         The Company has various commitments relating to its operations. The following is a summary of these commitments as of October 31, 2002.

               Contractual Obligations and Commercial Commitments
               --------------------------------------------------

                                Within                                         Year 5
(Dollars in Thousands)          1 year      Year 2      Year 3      Year 4    or after       Total
--------------------------------------------------------------------------------------------------
Inventory floor plan/
  borrowing base payables     $ 89,910    $     --    $     --    $     --    $     --    $ 89,910
Long-term debt                     755         852       1,293         154         726       3,780
Operating leases and other       7,326       6,102       5,662       5,308      12,661      37,059
--------------------------------------------------------------------------------------------------
Total                         $ 97,991    $  6,954    $  6,955    $  5,462    $ 13,387    $130,749
==================================================================================================

         The Company's long-term debt is primarily related to the financing of dedicated rental assets and one dealership location facility. Operating lease and other commitments are primarily related to dealership locations of $27.4 million, dedicated rental assets and equipment of $8.9 million and vehicles of $0.8 million.

         In addition to the above commitments, certain credit companies provide direct customer financing (secured by customer owned equipment) and credit accounts with recourse to the Company totaling $16.8 million and $1.8 million as of October 31, 2002, respectively. These commitments have off-balance sheet credit risk because the risk represents generally only a small portion of the total related accounts, thus only accruals and payments for probable losses are recognized until the recourse (guarantee) expires. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the recourse (guaranteed) portion of the contractual amounts.

         Operating activities provided net cash of $18.9 million for the first nine months of fiscal 2003. Net income along with decreased levels of inventory as well as increases in accounts payable and accrued liabilities were the primary contributing factors to cash provided by operating activities for the first nine months of fiscal 2003. The cash provided by operating activities of $31.3 million for the first nine months of fiscal 2002 primarily resulted from decreased levels of inventory and receivables, partially offset by decreased levels of floor plan payables, accounts payable, accrued liabilities and customer deposits.

         Cash used for investing activities was $16,000 for the first nine months of fiscal 2003, which was primarily related to purchases of rental equipment and of property and equipment, offset by the net proceeds from the sale of the Riverside, CA dealership. Cash provided by investing activities in the first nine months of fiscal 2002 was $2.1 million, primarily related to the net proceeds from the sale of the Company's Texas truck dealerships, partially offset by the Company's purchase of the remaining 8% minority interest in Salinas Equipment Distributors, Inc. and purchases of property and equipment.

         Cash used for financing activities was $16.4 million for the first nine months of fiscal 2003. Cash used for financing activities was primarily due to payments on the Company's revolving credit facilities and long-term debt as well as purchases of common stock with cash being generated from decreases in inventories and with proceeds from the sale of the Company's Riverside, CA truck dealership. Cash used for financing activities was $40.3 million for the first nine months of fiscal 2002. Cash used for financing activities was primarily due to payments on the Company's revolving credit facilities, bank lines and short-term notes payable and long-term debt with cash being generated from decreases in receivables, inventories and with proceeds from the sale of the Company's Texas truck dealerships.

         During the first nine months of fiscal 2003, the Company continued its previously announced stock repurchase program and expanded the program, approving the repurchase of an additional five percent of the outstanding shares of Class A common stock bringing the total authorized to 15% of the outstanding shares of Class A common stock. At October 31, 2002, the Company had repurchased 549,000 shares, or 9.6%, of the outstanding shares of Class A common stock at a total cost of $2,222,000. The Company expects to continue to repurchase shares in the future as deemed appropriate.


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

         In general, the factors that will affect the Company, which are subject to change, include: general economic conditions worldwide and locally; global acts of terrorism; interest rates; housing starts; fuel prices; the factors that affect the construction contractors' confidence and financial health including construction demand, the amount of government sponsored projects and weather; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as flooding, droughts, La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; developments with respect to Mr. Offutt's offer to take the Company private and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. During the first nine months of fiscal 2003, the Company has renegotiated and/or signed several new credit facilities. Many of these credit agreements are floating rate facilities now containing minimum rates of interest to be charged. The Company has also entered into fixed rate financing for certain rental equipment. Based upon balances and interest rates as of October 31, 2002, a one percentage point fluctuation in interest rates would result in a net change to unrealized market value of the Company's fixed rate debt by approximately $40,000. Holding other variables constant, the pre-tax earnings and cash flow impact for the next twelve month period resulting from a one percentage point increase in interest rates would be approximately $419,000. Conversely, the pre-tax earnings and cash flow impact for the next twelve month period resulting in a one percentage point decrease in interest rates would be approximately $160,000. At October 31, 2002, the Company had variable rate floor plan payables, notes payable and long-term debt of $59.4 million and fixed rate notes payable and long-term debt of $1.8 million.


ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 13a-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.


                           PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On December 16, 2002, the Company received a letter from Ronald D. Offutt, the Chairman of the Board of Directors, Chief Executive Officer and majority stockholder of the Company, expressing an interest in acquiring all of the shares of the Class A Common Stock of the Company that Mr. Offutt does not currently own or control. Mr. Offutt has stated that if he decides to pursue this transaction, he would commence a tender offer directly to the Company's stockholders and is currently considering an offer in a range of $5.22 to $5.66 per share. His letter stated that his offer would be conditioned on the tender by Company stockholders of a sufficient number of shares of Class A Common Stock such that, after the offer is completed, and assuming conversion of his shares of Class B Common Stock into shares of Class A Common Stock, he would own at least 90% of outstanding shares of Class A Common Stock, which would allow him to acquire all remaining outstanding shares through a subsequent short-form merger. His letter also stated that he would condition his offer on the tender of at least a majority of the shares of Class A Common Stock not affiliated with Mr. Offutt, a condition which he would not waive. Mr. Offutt is not asking RDO Equipment to enter into any agreement with respect to the offer. He has requested that the Company's Board of Directors create an independent special committee to discuss the offering price and terms with him prior to his commencement by him of any offer. It is expected that the special committee will engage financial and legal advisors in connection with its role.

THE STATEMENT ABOVE IS NEITHER AN OFFER TO PURCHASE NOR A SOLICITATION OF AN OFFER TO SELL SECURITIES OF THE COMPANY. IF MR. OFFUTT PROCEEDS WITH THE OFFER, HE WILL FILE DOCUMENTATION REGARDING THE OFFER WITH THE SEC. THE COMPANY WILL ALSO BE REQUIRED TO FILE DOCUMENTATION REGARDING ITS RESPONSE TO THE OFFER. INVESTORS AND SECURITY HOLDERS ARE ADVISED TO READ THIS DOCUMENTATION, WHEN AND IF IT BECOMES AVAILABLE, BECAUSE THIS DOCUMENTATION WILL CONTAIN IMPORTANT INFORMATION. INVESTORS AND SECURITY HOLDERS MAY OBTAIN A FREE COPY OF THE TENDER OFFER DOCUMENTATION (WHEN AND IF AVAILABLE) AND OTHER RELATED DOCUMENTS FILED BY MR. OFFUTT AND THE COMPANY AT THE SEC'S WEB SITE AT WWW.SEC.GOV. THE TENDER OFFER DOCUMENTATION AND SUCH OTHER DOCUMENTS MAY ALSO BE OBTAINED FROM THE COMPANY BY DIRECTING SUCH REQUEST TO RDO EQUIPMENT CO., 2829 SOUTH UNIVERSITY DRIVE, FARGO, ND 58109, TEL (701) 297-4288, ATTENTION: TOM ESPEL.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Exhibits filed with this report are listed in the Exhibit Index on page 26.

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RDO EQUIPMENT CO.
                                              (Registrant)

Date:  December 16, 2002                           By: /s/ Steven B. Dewald
                                                       -------------------------
                                                   Steven B. Dewald
                                                   Chief Financial Officer
                                                   (principal financial officer)



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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002                            /s/ Ronald D. Offutt
                                                    ----------------------------
                                                    Ronald D. Offutt
                                                    Chief Executive Officer
                                                   (principal executive officer)

                                 CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002                            /s/ Steven B. Dewald
                                                   -----------------------------
                                                   Steven B. Dewald
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                  EXHIBIT INDEX

ITEM NO.          ITEM                                       PAGE OF THIS REPORT
--------          ----                                       -------------------

10.1              Loan and Security Agreement between
                  RDO Construction Equipment Co. and
                  CitiCapital Commercial Corporation                  27

10.2              Loan and Security Agreement between
                  RDO Agriculture Equipment Co. and
                  CitiCapital Commercial Corporation                  40

10.3              Loan and Security Agreement between
                  RDO Material Handling Co. and
                  CitiCapital Commercial Corporation                  53

99.1              Proposal Letter dated December 16, 2002             66