Form 10-K
period 2003-01-31
RDO EQUIPMENT CO
filed 2003-04-23
CIK 1023902

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES ___ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

         The aggregate market value of common equity held by persons other than directors and officers was approximately $22 million as of July 31, 2002, based on the last reported sale price at that date reported by the New York Stock Exchange.

         The Company had 5,179,808 shares of Class A Common Stock and 7,450,492 shares of Class B Common Stock outstanding for a total of 12,630,300 shares of Common Stock as of March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

       None.

================================================================================

                         CAUTIONARY STATEMENT REGARDING
                  FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The future results of RDO Equipment Co. (the "Company"), including results reflected in any forward-looking statement made by or on behalf of the Company will be impacted by a number of important factors. The factors identified below in the section entitled "Certain Important Factors" are important factors (but not necessarily all important factors) that could cause the Company's actual future results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Any statements contained or incorporated by reference in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. Forward-looking statements, by their nature, involve substantial risks and uncertainties.


                                     PART I
ITEM 1. BUSINESS.

GENERAL

         The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. At the end of fiscal 2003, the Company operated 45 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include one of the largest networks of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America.

         Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 48% of the Company's sales in fiscal 2003 with no other supplier accounting for more than 10%. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services. Revenues for product rental, loans, leases and other related products and services were not significant for fiscal 2003, 2002, or 2001.

         For the fiscal year ended January 31, 2003, the Company's revenues were generated from the following areas of business:

         New equipment and truck sales...........................    51%
         Used equipment and truck sales..........................    20%
         Product support (parts and service revenues)............    29%

         The Company was incorporated in April 1968 and re-incorporated in Delaware in January 1997. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this Form 10-K include its subsidiaries.

         The Company's business is organized, managed and internally reported as three business segments. Business segment information is contained in Note 14 of the Company's financial statements on pages 60 and 61 of this report and is incorporated in this item by reference.

         During fiscal 2003, the Company was affected by various economic conditions in all operating segments. New farm legislation along with generally favorable growing conditions in the Company's agricultural store regions, resulted in increased farmer confidence and increased revenues in this operating segment. Construction operations were affected by a general slowdown in equipment purchasing by construction equipment contractors in the Company's geographic areas of responsibility, especially in the Company's southern regions. These conditions provided for increased competitive pressures and a decline in unit market potential in the Company's operating regions. The Company's truck revenues continued to decline reflecting the sale of the majority of the Company's truck operations at various times during the past two years.

CONSTRUCTION EQUIPMENT OPERATIONS

         The Company estimates that North American retail sales of new construction equipment in its target product market in calendar 2002 totaled over $8 billion. Deere is one of the leading suppliers of construction equipment in North America for light to medium applications and offers a broad array of products. The Company believes Deere has approximately 80 construction dealers who operate approximately 400 main stores and sales and service centers in North America. Each dealer within the Deere construction dealer system is assigned designated geographic areas of responsibility within which it has the right to sell new Deere construction products.

         The Company believes it is one of the largest Deere construction equipment dealers in North America, both in number of stores and total purchases, accounting for approximately seven percent of Deere's North American construction equipment sales in calendar 2002. As of the end of fiscal 2003, the Company operated 25 Deere construction equipment stores located in metropolitan areas in Arizona, southern California, Minnesota, Montana, North Dakota, South Dakota and central Texas.

         Customers of the Company's construction equipment and material handling stores are diverse and include contractors for both residential and commercial construction, utility companies, and federal, state and local government agencies. The Company's stores provide a full line of equipment for light, medium and heavy size applications and related product support to their customers. Primary products include Deere backhoes, excavators, crawler dozers, four-wheel-drive loaders and articulated dump trucks. The Company's construction equipment stores also offer complementary equipment from other suppliers, as well as used equipment generally acquired as trade-ins.

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

AGRICULTURAL EQUIPMENT OPERATIONS

         The Company estimates that North American retail sales of new agricultural equipment in its target product market in calendar 2002 totaled over $10 billion. Deere is the leading supplier of agricultural equipment in North America. Within the Deere agricultural dealer system, dealers are not assigned exclusive territories, but are authorized to operate at specific store locations. The Company believes Deere has in excess of 1,000 agricultural dealers that operate approximately 1,600 stores and parts and service centers in North America.

         The Company believes it is the largest Deere agricultural equipment dealer in North America, both in number of stores and total purchases, accounting for approximately 2.9 percent of Deere's North American sales of agricultural equipment, parts and attachments in calendar 2002. As of the end of fiscal 2003, the Company operated 14 Deere agricultural equipment stores located in Arizona, southern California, Minnesota, North Dakota, South Dakota and Washington.

         The Company's agricultural equipment stores are a full-service supplier to farmers, offering a broad range of farm equipment and related products for the crops grown in each of their areas. As a result of the customer mix and Deere's product offering, the core products include combines, tractors, planting equipment and tillage equipment. The Company's agricultural equipment stores also carry other harvesting and crop handling machinery, as well as lawn and grounds care equipment. Certain locations also have the commercial work-site products dealer agreement with Deere, offering Deere skid steer products. The sale of new Deere agricultural equipment is the primary focus of the Company's agricultural equipment sales and accounts for a majority of new equipment sales. A wide variety of additional agricultural equipment lines, which complement the Deere products, are also offered according to local market demand. The agricultural stores also sell used equipment, generally acquired as trade-ins.

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

TRUCK OPERATIONS

         The Company estimates that United States retail sales of heavy-duty trucks in calendar 2002 exceeded $8 billion. Mack Trucks, Inc. ("Mack") and Volvo AB ("Volvo") are leading suppliers of heavy-duty trucks in North America. The Company believes Mack has approximately 123 dealers that operate approximately 254 locations in the United States, while Volvo has approximately 134 dealers that operate approximately 240 locations in the United States. Each Mack or Volvo truck dealer is assigned designated geographical areas of responsibility within which it has the right to sell new trucks made by the truck manufacturer.

         The Company currently operates truck centers in Fargo and Grand Forks, North Dakota that sell and service Mack, Volvo, GMC and Isuzu trucks. The Company's truck centers are located in high truck traffic areas on or near major highways.

         The Company sells light, medium and heavy-duty trucks. The medium and heavy-duty trucks sold by the Company are generally classified as Class 4 through Class 8 by the American Automobile

Manufacturers Association. Class 8 trucks have a minimum gross vehicle weight rating above 33,000 pounds, and are primarily used for over-the-road and off-highway transportation of general freight and various vocational applications including the hauling of construction materials, logging, mining, petroleum, refuse, waste and other specialty uses. Customers generally purchase these trucks for commercial purposes that are outfitted to perform according to the user's specifications.

         The Company's truck centers display a broad array of new and used trucks and have fully-equipped service bays to provide on-site service and maintenance of trucks.

MATERIAL HANDLING EQUIPMENT OPERATIONS

         The Company estimates that North American retail sales of lift trucks in its target product market in calendar 2002 totaled approximately $7 billion. Hyster Company, part of the material-handling group of NACCO Industries, Inc., ("Hyster") is a leading supplier of lift trucks in North America. The Company believes Hyster has approximately 54 geographic sales territories with approximately 230 stores in North America. Each Hyster dealer is assigned designated geographical areas of responsibility within which it has the right to sell new Hyster lift trucks and parts. The Company is the designated Hyster lift truck dealer for the upper Midwest - Minnesota, Nebraska, North Dakota, South Dakota, western Iowa and northwestern Wisconsin.

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

USED EQUIPMENT AND TRUCKS

         The Company believes that an integral part of its operations is the handling of used equipment and trucks. Accordingly, each of the Company's divisions has established a management team to assist in the valuation and sale of used products that the Company receives in trade and assist in the purchase of used products for sale or rent by its dealerships. These activities include the purchase and remarket on the open market of used equipment manufactured by companies other than Deere such as Caterpillar Inc. ("Caterpillar"), Komatsu Corporation ("Komatsu"), CNH Global N.V. ("CNH") and Volvo.

PARTS AND SERVICE

         The Company's stores offer a broad range of replacement parts and fully equipped service and repair facilities for their respective product lines. The Company believes that product support through parts and service is increasingly important to its ability to attract and retain customers for its operations. Each store includes service bays staffed by highly trained service technicians. Technicians are also available to make on-site repairs of equipment that cannot be brought in for service. The Company's service technicians receive training from Deere and certain other suppliers, as well as additional on-site training conducted by the Company. The construction equipment stores located in Dallas and San Antonio, Texas; Riverside, California and Minneapolis, Minnesota also operate undercarriage shops for all makes and sizes of crawler equipment.

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

INVENTORY AND ASSET MANAGEMENT

         The Company maintains substantial inventories of equipment, trucks and parts in order to facilitate sales to customers on a timely basis. The Company also is required to build its inventory of construction and agricultural equipment and parts in advance of its second and third fiscal quarters, which historically have higher sales, to ensure that it will have sufficient inventory available to meet the needs of its construction and agricultural customers and to avoid shortages or delays.

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

INVENTORY FINANCING

         Having adequate equipment, truck and parts inventories at each of the Company's stores is important to meeting its customer needs and to its sales. Accordingly, the Company attempts to maintain at each store, or have readily available at other stores in its network, sufficient inventory to satisfy anticipated customer needs. Inventory levels fluctuate throughout the year and tend to increase before the primary sales seasons for construction and agricultural equipment. The cost of financing its inventory is an important factor affecting the Company's results of operations.

         Floor plan financing from Deere and Deere Credit Services, Inc. ("Deere Credit") represents the primary source of borrowing base financing for equipment inventories, particularly for equipment supplied by Deere. The Company also has a borrowing base credit facility for financing of equipment inventories with CitiCapital. Floor plan financing of truck inventories is primarily supplied by General Motors Acceptance Corporation ("GMAC"). Operating and capital leases, primarily provided by GE Commercial

Distribution Finance Corporation ("CDF") and Deere Credit, are used to finance some rental equipment. All lenders generally receive a security interest in the inventory or rental equipment being financed.

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

COMPETITION

         The Company's construction equipment stores compete with distributors of equipment produced by manufacturers other than Deere, including Caterpillar, CNH and Komatsu. The Company also faces competition from distributors of manufacturers of specific types of construction equipment, including JCB backhoes, Kobelco excavators, and Bobcat skid loaders. The Company's agricultural equipment stores compete with distributors of equipment from suppliers other than Deere, including AGCO Corporation, Caterpillar and CNH. The Company's agricultural equipment stores also compete with other Deere agricultural dealerships that may be located in close proximity to the Company's agricultural equipment stores.

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

BACKLOG

         In the current economic environment affecting all of the Company's operating segments, all equipment and trucks are readily available from the Company's manufacturers and currently there is no backlog of orders which will not be filled in fiscal 2004.

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

         In addition to the Deere Construction Dealer Agreements, the Company also has dealer agreements with Hitachi Construction Machinery (America) Corporation ("Hitachi") for similar territories of the midwest and southern California that the Company represents Deere. Hitachi is a joint venture partner with Deere and generally offers products which complement Deere including large excavators, shovels and rigid frame mining trucks.

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

         DEERE DEALERSHIP AGREEMENTS - OTHER PROVISIONS. The Company operates its Deere construction and agricultural stores pursuant to its agreements with Deere, including Deere's customary construction or agricultural dealership agreements for each of the Company's construction areas of responsibility and agricultural store locations. These agreements impose a number of restrictions and obligations on the Company with respect to its operations, including a prohibition on carrying construction products which are competitive with Deere products, and an obligation to maintain suitable facilities. In addition, the Company must provide competent management, actively promote the sale of Deere equipment in the Company's designated areas of responsibility, fulfill the warranty obligations of Deere, provide service and maintain sufficient parts inventory to service the needs of its customers. The Company must also maintain inventory in proportion to the sales potential in each of the Company's designated areas of responsibility, maintain adequate working capital and maintain stores only in authorized locations. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. There can be no assurance that any such consent will be given by Deere. In addition, Deere has the right to have input into the selection of the Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. With respect to the Company, the Company's Deere construction equipment dealerships (construction operations) and the Company's agricultural equipment dealerships (agricultural operations), a minimum equity-to-asset ratio of 25% must be maintained. As of January 31, 2003, the equity-to-asset ratio for the Company, construction operations and agricultural operations were 44%, 42%, and 38%, respectively. The Company is prohibited from paying any dividends and may not effect any stock repurchase, repay or discharge its indebtedness for any subordinate loans, make any other distributions to owners, make acquisitions or initiate new business without complying with certain financial ratios related to minimum equity-to-assets levels and tangible net worth ratios before and after such actions. In the event of the death of Ronald D. Offutt, the Company's Chairman, Chief Executive Officer and principal stockholder, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

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

         DEERE INDEMNIFICATION AGREEMENT. Some time after the Company's initial public offering in January 1997, Deere advised the Company that it was requiring Deere dealerships to sign an indemnification agreement before "going public". Deere also informed the Company that it would not be willing to consider possible future acquisitions of Deere dealerships by the Company unless and until the Company signed such an agreement. After prolonged discussions and negotiations, the Company signed an indemnification agreement in March 2000. In general, this agreement provides that the Company will indemnify Deere (and its directors, officers, employees and agents) from and against lawsuits and other proceedings commenced by shareholders of the Company and by governmental agencies arising from (a) the registration, listing, offer, sale, distribution or resale of any security of the Company, (b) an untrue statement or omission, whether actual or alleged, in connection with any security of the Company, or
(c) an allegation that Deere is a "controlling person" of the Company within the meaning of federal securities laws. The Company will pay, or reimburse Deere for, any judgments, penalties, expenses and other losses resulting from any such lawsuit or other proceeding. The Company has no obligation to indemnify Deere with respect to any judgment rendered against Deere as a result of Deere's own intentional or reckless misconduct or as a result of an untrue written statement of fact signed by an officer of Deere.

         RELEASE AND COVENANT NOT TO SUE. The Company signed a Release and Covenant not to Sue agreement with John Deere Construction & Forestry Company ("JDCFC"). The agreement states the Company and Mr. Offutt, on behalf of themselves, their successors and assigns, and on behalf of any person or entity claiming by, through, or on behalf of any of them:

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

INTELLECTUAL PROPERTY RIGHTS

         RDO Equipment Co. is a registered service mark owned by the Company. John Deere is a registered trademark of Deere & Company, the Company's use of which is authorized under the Deere dealership agreements. Trademarks and tradenames with respect to new equipment and trucks obtained from manufacturers other than Deere are authorized under their respective dealership agreements. The Company historically has operated each of its dealerships under either the RDO Equipment Co. service mark and tradename or, for purposes of continuity at a particular store if there was strong local name recognition and customer loyalty, the name historically used by the dealership in that location. Each dealership store is generally identified as an authorized dealer or representative of the manufacturer or manufacturers of the equipment, trucks or other products sold at the store, and may also display signs of other suppliers.

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

EMPLOYEES

         As of January 31, 2003, the Company employed 1,182 full-time employees. Of this number, nine employees were located at the Company's corporate offices and employed in corporate administration. A total of 75 employees were employed in field support roles located in various offices. The remaining employees were involved in the Company's operations: 650 in construction operations, 360 in agriculture operations and 88 in truck operations. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

         DEERE TERMINATION RIGHTS. Under agreements with Deere, Deere has the right to terminate the Company's dealer appointments immediately if Mr. Offutt ceases to: (i) own or control a minimum percentage of the outstanding voting power, 50 percent in relation to agricultural operations and 30 percent in relation to construction operations, or whatever greater percentage is required to control corporate actions that require a stockholder vote; and (ii) own Common Stock representing a minimum percentage of the Company's shareholders' equity, 35 percent in relation to agricultural operations and 30 percent in relation to construction operations. Deere also has a right to terminate the Company's dealer appointments in the event of Mr. Offutt's death; however, Deere cannot exercise this right to terminate if at that time: (i) there is in place an ownership succession plan approved by Deere; (ii) the Company and Deere have identified events which would thereafter constitute changes of control of the Company entitling Deere to terminate the dealer appointments; (iii) the Company and each of its Deere stores are under continuing management acceptable to Deere; (iv) there is no existing breach and no grounds for termination exist with respect to any of the Company's agreements with Deere, including the ownership requirements; and (v) Deere in its sole discretion has determined that each of the Company's Deere areas of responsibility and store locations justifies the continuation of the Deere appointment for such area or location.

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

         In addition, Deere is entitled to terminate the Company's applicable dealer appointments on one year's notice if the equity-to-assets ratio of the Company, the Company's construction operations, or the Company's agricultural operations, is below 25 percent as calculated by Deere based on the Company's fiscal year end audited financial statements. The Company has a right to cure such deficiency within 180 days of such fiscal year end.

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

         In addition, without regard to any subsequent attempts to cure, upon one year's written notice Deere may terminate agricultural dealer appointments for which the Company fails to submit acceptable business plans to Deere or to make meaningful progress toward the objectives in the business plans. Also, without regard to any subsequent attempts to cure, upon 180 days written notice, JDCFC can terminate construction dealer appointments for which the Company fails to make Meaningful Progress, as defined in the dealership agreement, with respect to a Performance Criterion, as defined in the dealership agreement, in any fiscal or calendar year. Deere can also terminate the Company's dealer appointments for cause or if Deere determines there is not sufficient market potential to support a dealership in a particular location or area of responsibility, upon prior written notice to the Company of 180 days for agricultural dealerships and one year's notice for construction dealerships.

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

         EFFECTS OF DOWNTURN IN GENERAL ECONOMIC CONDITIONS, CYCLICALITY, SEASONALITY AND WEATHER. The Company's business, and particularly the sale of new equipment and trucks, is dependent on a number of factors relating to general economic conditions worldwide and locally. Such factors include agricultural industry cycles, construction spending, federal, state and local government spending on highways and other construction projects, federal government spending on agricultural programs, housing starts, interest rate fluctuations, fuel prices, economic recessions, customer business cycles, and customer confidence in the economy. Accordingly, any general downward economic pressures, or adverse cyclical trends may materially and adversely affect the Company's financial condition and results of operations.

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

         AVAILABLE FINANCING FOR CUSTOMERS. The sale of equipment, trucks and parts requires the availability of financing for customers. The Company has established multiple sources of financing for the customer, including manufacturer-sponsored finance companies (e.g., Deere Credit) and major independent finance companies (e.g., CitiCapital). To the extent such financing cannot be obtained on reasonable terms, the Company's revenues and results of operations could be adversely affected.

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

         GROWTH BY ACQUISITIONS AND STORE OPENINGS. The Company's ability to grow through acquisitions of additional dealerships, stores or other businesses is dependent upon many important factors. Some, but not necessarily all, of these important factors are:

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

RECENT DEVELOPMENTS

         On March 6, 2003, the Company received an updated letter from Mr. Offutt, the Company's Chairman, Chief Executive Officer and President, proposing to acquire at a purchase price of $6.01 per share all of the outstanding shares of the Company's Class A Common Stock that Mr. Offutt does not currently own or control ("Tender Offer"). This represented a substantial increase from the $5.22-$5.66 per share price range originally proposed by Mr. Offutt in December 2002 and was the result of discussions and negotiations between Mr. Offutt and the Special Committee of the Company's Board of Directors comprised of non-management directors that was formed to review and evaluate the offer from Mr. Offutt. On March 7, 2003, the Special Committee announced that it had received an opinion, with customary assumptions and qualifications, from its financial advisor, Houlihan Lokey Howard & Zukin, that Mr. Offutt's proposal to acquire the outstanding Class A shares that he does not own or control for cash consideration of $6.01 per share is fair, from a financial point of view, to the Company's stockholders holding those other shares. Based upon this opinion and the Special Committee's deliberations prior to March 7, 2003, the Committee also announced that if Mr. Offutt formally commenced a tender offer as proposed, the Special Committee intended to recommend that stockholders tender their shares, assuming no material changes have occurred prior to the formal commencement of Mr. Offutt's tender offer that would alter the views of the Committee or its financial advisors.

         In his March 6, 2003 letter, Mr. Offutt reiterated that until RDO Tender Co. formally commences a tender offer to the Company's stockholders, he reserves the right, in his sole and absolute discretion, not to proceed with the offer for any reason. Mr. Offutt beneficially owns 8,125,884 Class A shares (assuming conversion of his 7,450,492 Class B shares into an equal number of Class A shares), or approximately 63.5% of the outstanding shares of RDO Equipment.

         On April 8, 2003, the Company announced that Mr. Offutt indicated to the Company that he plans to cause RDO Tender Co., an acquisition entity Mr. Offutt intends to form, to commence the proposed tender offer by filing tender offer materials with the Securities and Exchange Commission and mailing such materials to the Company's stockholders on or about April 28, 2003.

         THE FOREGOING FACTORS ARE NOT EXHAUSTIVE AND NEW FACTORS MAY EMERGE, OR CHANGES TO THE FOREGOING FACTORS MAY OCCUR, WHICH WOULD IMPACT THE COMPANY'S BUSINESS. THE COMPANY MAKES NO COMMITMENT TO REVISE FORWARD-LOOKING STATEMENTS, OR TO DISCLOSE SUBSEQUENT FACTS, EVENTS OR CIRCUMSTANCES THAT MAY BEAR UPON FORWARD-LOOKING STATEMENTS.

ITEM 2. PROPERTIES.

         As of the end of fiscal 2003, the Company owned the real estate for seven of its stores and leased its executive offices and 21 stores from an Offutt Entity (as defined in Item 4A. below). The Company also leased 17 stores from unrelated third parties. Lease terms range from one to twelve years and some leases include an option to purchase the leased property. The Company believes that all of its facilities are in good operating condition.

         The Company's retail stores are located in the following states:

         -------------------------------------
         Arizona                             7
         California                          3
         Minnesota                           8
         Montana                             2
         Nebraska                            1
         North Dakota                       13
         South Dakota                        3
         Texas                               6
         Washington                          2
         -------------------------------------
         TOTAL LOCATIONS                    45
         =====================================

ITEM 3. LEGAL PROCEEDINGS.

         On March 31, 2003, one of the Company's stockholders filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit on behalf of the Company's public stockholders against the Company, Mr. Offutt and each of the individual directors of the Company. The complaint was encaptioned as SRZ TRADING, LLC V. RDO EQUIPMENT CO., ET AL (C.A. No. 20214-NC). In general, the complaint alleges, among other things: (1) breaches of fiduciary duty by each of the Company, Mr. Offutt and the members of the Company's Board of Directors in connection with Mr. Offutt's contemplated Tender Offer; (2) inadequate disclosure to minority stockholders of RDOE; and (3) that the consideration offered is inadequate. Among other remedies, the complaint seeks to enjoin the Tender Offer (and the follow-up merger) or, alternatively, damages in an unspecified amount and rescission in the event the Tender Offer (and the follow-up merger) occur. The Company and Mr. Offutt believe the complaint is without merit and intend to vigorously defend against these claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages and offices held as of March 31, 2003, are as follows:

NAME                           AGE        OFFICE
----                           ---        ------
Ronald D. Offutt               60         Chairman of the Board, Chief Executive
                                          Officer and President

Allan F. Knoll                 59         Secretary

Christi J. Offutt              33         Chief Operating Officer

Steven B. Dewald               42         Chief Financial Officer

Thomas K. Espel                44         Treasurer and Assistant Secretary


         RONALD D. OFFUTT is the Company's founder, President, Chairman, Chief Executive Officer and principal stockholder. He has served as Chairman and Chief Executive Officer since the Company's formation in 1968. He has served as the Company's President since December 2000 and he served as a member of the Company's Office of the Chairman from December 1998 to December 2000. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, "Offutt Entities"). The Offutt Entities are engaged in a variety of businesses such as farming, food processing and auto dealerships, some of which transact business with the Company. See Item 13 of this Form 10-K, "Certain Relationships and Related Transactions." Mr. Offutt spent approximately one-half of his time on the business of the Company during fiscal 2003. He is Former Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the father of Christi J. Offutt, Chief Operating Officer.

         ALLAN F. KNOLL has served as Secretary and a director of the Company since 1974. Mr. Knoll also served as a member of the Company's Office of the Chairman from December 1998 to December 2000. He served as Chief Financial Officer of the Company from 1974 through January 1999. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately twenty percent of his time on the business of the Company during fiscal 2003. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

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

         STEVEN B. DEWALD has served as Chief Financial Officer since July 2001. He previously served as Senior Vice President - Director of Finance Construction Division from January 2001 to July 2001. Mr. Dewald served as Senior Vice President - RDO Financial Services Co. from its formation in December 1997 until January 2001. Mr. Dewald also served as Director of Finance of Ag Capital Company ("Ag Capital"). Prior to joining Ag Capital in 1996, he served as Chief Financial Officer of Metropolitan Financial Corporation. Mr. Dewald began his career with Ernst & Young focusing primarily in the financial services industry. He is a graduate of Concordia College of Moorhead with a degree in accounting and finance.

         THOMAS K. ESPEL has served as Treasurer and Assistant Secretary since March 2000. Mr. Espel also served as Chief Financial Officer from February 1999 until July 2001. He previously served as Executive Vice President - Finance from August 1998 until February 1999. Prior to joining the Company, he served as manager of Ag Capital since its inception in 1989 and continues to serve as a member of its board of directors. From 1981 through 1988, Mr. Espel held various lending positions at St. Paul Bank for Cooperatives. He has a bachelor's degree from the University of Illinois and a master's degree from Michigan State University, both in Agricultural Economics - Finance.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Class A Common Stock of RDO Equipment Co. is traded on the New York Stock Exchange under the symbol "RDO". The quarterly high and low reported sales prices on the New York Stock Exchange during the Company's two most recent fiscal years were:

                    FIRST            SECOND            THIRD            FOURTH
                   QUARTER           QUARTER          QUARTER           QUARTER
FISCAL 2003
     High          $  4.73           $  6.10          $  5.23           $  5.18
     Low           $  3.52           $  4.25          $  3.90           $  3.96

FISCAL 2002
     High          $  4.05           $  3.45          $  3.50           $  3.67
     Low           $  2.80           $  3.05          $  1.92           $  2.30

         As of April 17, 2003, the Company had 248 record holders and approximately 2,200 beneficial holders of its Class A Common Stock, and one holder of its Class B Common Stock. The Company did not have any unregistered sales of equity securities during fiscal 2003.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The data presented below have been derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

RDO EQUIPMENT CO. AND SUBSIDIARIES

                                                                                         FISCAL YEARS ENDED JANUARY 31,
------------------------------------------------------------------------------------------------------------------------
[in thousands, except store and per share data]       2003           2002           2001           2000           1999
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED INCOME STATEMENT DATA
Revenues:
         Equipment and truck sales                 $ 381,205      $ 386,888      $ 499,205      $ 515,634      $ 435,289
         Parts and service                           153,259        163,032        181,173        173,336        143,335
------------------------------------------------------------------------------------------------------------------------
                            Total revenues           534,464        549,920        680,378        688,970        578,624
Cost of revenues(1)                                  440,660        456,697        581,583        566,877        479,275
------------------------------------------------------------------------------------------------------------------------
Gross profit                                          93,804         93,223         98,795        122,093         99,349
Selling, general and administrative expenses(2)       87,558         91,321        106,918         97,431         81,682
Loss on sale, restructuring charges
         and asset impairment                             --             --         11,200             --          2,200
------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                6,246          1,902        (19,323)        24,662         15,467
Gain on sale of dealerships                              734             --             --            786             --
Interest expense, net                                 (1,883)        (5,952)       (11,961)       (13,719)       (12,427)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                             5,097         (4,050)       (31,284)        11,729          3,040
Income tax provision (benefit)                         2,090         (1,620)       (12,733)         5,252          1,237
Minority interest                                         --             --             11            (60)           135
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $   3,007      $  (2,430)     $ (18,562)     $   6,537      $   1,668
------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share - basic and diluted    $    0.23      $   (0.18)     $   (1.41)     $    0.50      $    0.13
------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED SELECTED OPERATING DATA
Comparable store revenues increase (decrease)              2%            (8)%           (2)%           (2)%            5%
Stores open at beginning of year                          47             53             56             64             50
   Stores opened                                          --             --             --             --              6
   Stores acquired                                        --             --             --              5             10
   Stores consolidated/closed/sold                        (2)            (6)            (3)           (13)            (2)
------------------------------------------------------------------------------------------------------------------------
Stores open at end of year                                45             47             53             56             64
------------------------------------------------------------------------------------------------------------------------
Net purchases (sales) of rental equipment          $     906      $    (654)     $   2,118      $     485      $  19,769
Net purchases of property and equipment                3,283            888          2,357          3,409          5,132
Treasury stock purchases                               1,806            426             --             --             --
Depreciation and amortization                          4,541          6,003          7,465         12,950         10,506

As of January 31,
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA
Working capital                                    $  44,526      $  48,904      $  49,842      $  64,225      $  36,739
Inventories                                          125,048        128,504        169,090        217,556        208,368
Total assets                                         202,666        216,594        305,988        361,997        379,220
Floor plan/borrowing base payables(3)                 76,752         97,416        149,191        190,242        191,030
Total debt                                             8,488          4,969         20,417         26,604         55,533
Stockholders' equity                                  89,058         87,857         90,713        109,275        102,738

(1) Fiscal 1999 included a $15 million inventory charge.

(2) In fiscal 2003, with the adoption of Statement of Financial Accounting Standards No. 142, the Company ceased amortization of goodwill. See Note 2, "Significant Accounting Policies", to the consolidated financial statements for effects on comparability.

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

         The Company's highest gross margins as a percentage of revenues have historically been generated from its parts and service revenues. One of the Company's operating strategies is to increase the demand for parts and service by establishing, and then increasing, the base of equipment and trucks held by its customers. Due to product warranty time frames and usage patterns by customers, there generally is a time lag between equipment and truck sales and the generation of significant parts and service revenues from such sales. As a result of this time lag, increases in parts and service revenues do not necessarily coincide with increases in equipment and truck sales. In addition, due to differences in gross margin percentages between equipment and truck sales and parts and service revenues, gross margin percentages may increase during periods of declining equipment and truck sales and decline when equipment and truck sales are strong.

         Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 48% of the Company's sales in fiscal 2003 with no other supplier accounting for more than 10%. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

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

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing and borrowings under credit agreements. See "Liquidity and Capital Resources" below.

         The Company was incorporated in April 1968 and re-incorporated in Delaware in January 1997. The Company's executive offices are located at 2829 South University Drive, Fargo, North Dakota 58103. The Company's phone number is
(701) 297-4288. References to the Company in this Form 10-K include its subsidiaries.

DEERE DEALERSHIP AGREEMENTS

         The Company operates its Deere construction and agricultural stores pursuant to its agreements with Deere, including Deere's customary construction or agricultural dealership agreements for each of the Company's construction areas of responsibility and agricultural store locations. These agreements impose a number of restrictions and obligations on the Company with respect to its operations, including a prohibition on carrying construction products which are competitive with Deere products, and an obligation to maintain suitable facilities. In addition, the Company must provide competent management, actively promote the sale of Deere equipment in the Company's designated areas of responsibility, fulfill the warranty obligations of Deere, provide service and maintain sufficient parts inventory to service the needs of its customers. The Company must also maintain inventory in proportion to the sales potential in each of the Company's designated areas of responsibility, maintain adequate working capital and maintain stores only in authorized locations. Under an agreement with Deere, the Company cannot engage in discussions to acquire other Deere dealerships without Deere's prior written consent, which Deere may withhold in its sole discretion. There can be no assurance that any such consent will be given by Deere. In addition, Deere has the right to have input into the selection of the Company's management personnel, including managers of the Company's Deere equipment stores, and to have input with respect to the selection of nominees to the Company's Board of Directors and the removal of directors. The prior consent of Deere is required for the opening of any Deere equipment store within the Company's designated areas of responsibility and for the acquisition of any other Deere dealership. With respect to the Company, the Company's Deere construction equipment dealerships (construction operations) and the Company's agricultural equipment dealerships (agricultural operations), a minimum equity-to-asset ratio of 25% must be maintained. As of January 31, 2003, the equity-to-asset ratio for the Company, construction operations and agricultural operations were 44%, 42%, and 38%, respectively. The Company is prohibited from paying any dividends and may not effect any stock repurchase, repay or discharge its indebtedness for any subordinate loans, make any other distributions to owners, make acquisitions or initiate new business without complying with certain financial ratios related to minimum equity-to-assets levels and tangible net worth ratios before and after such actions. In the event of the death of Mr. Offutt, the Company's Chairman and CEO, Deere has the right to terminate the Company's dealer appointments upon the occurrence of a "change of control."

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

DEERE INDEMNIFICATION AGREEMENT

         Some time after the Company's initial public offering in January 1997, Deere advised the Company that it was requiring Deere dealerships to sign an indemnification agreement before "going public". Deere also informed the Company that it would not be willing to consider possible future acquisitions of Deere dealerships by the Company unless and until the Company signed such an agreement. After prolonged discussions and negotiations, the Company signed an indemnification agreement in March 2000. In general, this agreement provides that the Company will indemnify Deere (and its directors, officers, employees and agents) from and against lawsuits and other proceedings commenced by shareholders of the Company and by governmental agencies arising from (a) the registration, listing, offer, sale, distribution or resale of any security of the Company, (b) an untrue statement or omission, whether actual or alleged, in connection with any security of the Company, or (c) an allegation that Deere is a "controlling person" of the Company within the meaning of federal securities laws. The Company will pay, or reimburse Deere for, any judgments, penalties, expenses and other losses resulting from any such lawsuit or other proceeding. The Company has no obligation to indemnify Deere with respect to any judgment rendered against Deere as a result of Deere's own intentional or reckless misconduct or as a result of an untrue written statement of fact signed by an officer of Deere.

NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The effect of discontinuing goodwill amortization during fiscal 2003 was to increase net income by approximately $612,000, or $0.05 per share.

         Effective February 1, 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to recognize impairments on property, plant and equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements. The Company's plan of disposition of certain of its truck operations occurred prior to the implementation requirement of SFAS No. 144.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of the provisions of this statement will not have a material effect on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company believes the adoption of the provisions of this statement will not have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure - as Amendment to FAS 123. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. Certain disclosure amendments are required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement which had no impact on the Company's financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a grantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company is reviewing the requirements of this interpretation and expects the recognition of guarantees will not have a material effect on the Company's financial statements. The Company has adopted the disclosure provisions of this statement.

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The Company is reviewing the requirements of this interpretation and expects that it will have no impact on the Company's financial statements.

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

         RECEIVABLES. Receivables are valued net of an allowance for doubtful accounts to arrive at a net realizable amount. The Company estimates its allowance for doubtful accounts considering a number of factors, including: (1) historical experience, (2) aging of the accounts receivable and (3) specific information obtained by the Company on the condition and the current creditworthiness of its customers. If the financial conditions of the Company's customers were to deteriorate and affect the ability of its customers to make payments on their accounts, the Company may be required to increase its allowance by recording additional bad debt expense. Likewise, should the financial condition of these customers improve and result in payments or settlements of previously reserved amounts, the Company may be required to record a reduction in bad debt expense to reverse the recorded allowance.

         INVENTORIES. All inventories are valued at the lower of cost or market. The specific identification method is used to determine cost for new and used equipment and trucks. Cost is determined using the first-in, first-out method for parts inventory. The Company utilizes recent sales information, third party valuation guides and recent auction results as well as judgements of various inventory managers within the Company to determine the net realizable value of inventory. An allowance is provided when it is anticipated that cost will exceed net realizable value.

         LONG-LIVED ASSETS. The Company's long-lived assets are stated at cost and depreciated over estimated useful lives. The Company periodically reviews its long-lived assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset's carrying value over its fair value.

         GOODWILL. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Prior to February 1, 2002, goodwill was amortized on a straight-line basis over 30 years. Effective February 1, 2002, the Company ceased amortization of goodwill balances. See discussion under "Recent Accounting Pronouncements." Goodwill is tested for impairment on an annual basis or at the time of a triggering event in accordance with the provisions of SFAS No. 142. Fair values are estimated based on the Company's best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Currently, the Company has identified three reporting units under the criteria set forth by SFAS No.
142. On February 1, 2002, goodwill was tested for impairment in this manner, and the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill. The Company performs its annual goodwill impairment testing during its first quarter.

         DEFERRED TAX ASSETS AND LIABILITIES. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse. The realization of the Company's deferred tax assets is dependent upon the ability to generate sufficient future taxable income which is believed to be more likely than not. The Company anticipates future taxable income sufficient to realize the recorded deferred tax assets. Future taxable income is based on the Company's forecasts of operating results, and there can be no assurance that such results will be achieved.

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

GENERAL

         During fiscal 2003, the Company was affected by various economic conditions in all operating segments. New farm legislation along with generally favorable growing conditions in the Company's agricultural store regions, resulted in increased farmer confidence and increased revenues in this operating segment. The Company expects the general agricultural economic climate to remain stable in fiscal 2004. Construction operations were affected by a general slowdown in equipment purchasing by construction equipment contractors in the Company's geographic areas of responsibility, especially in the Company's southern regions. These conditions provided for increased competitive pressures and a decline in unit market potential in the Company's operating regions. The Company expects these competitive pressures to continue into fiscal 2004. The Company's truck revenues continued to decline reflecting the sale of the majority of the Company's truck operations at various times during the past two years. Remaining truck store revenues increased 8.1 percent during fiscal 2003.

         The Company continued its previously announced stock repurchase program and expanded the program, approving the repurchase of an additional five percent of the outstanding shares of Class A Common Stock bringing the total authorized to 15% of the outstanding shares of Class A Common Stock. At January 31, 2003, the Company had repurchased 551,200 shares, or 9.6%, of the outstanding shares of Class A Common Stock at a total cost of $2,232,000. On December 16, 2002, after receiving a letter from Ronald D. Offutt, the Chairman of the Board of Directors, Chief Executive Officer and majority stockholder of the Company, expressing an interest in acquiring all of the shares of the Class A Common Stock of the Company that Mr. Offutt does not currently own or control, the Company ceased its repurchase program pending the outcome of this action.

         During the third quarter of fiscal 2003, the Company sold the assets of its Riverside, California truck business realizing a gain on sale of $734,000. The sale of the Riverside, California truck business completed the execution of its plan established during the fourth quarter of fiscal 2001 to restructure management and to divest the majority of its heavy-duty truck business, retaining only the stores that are showing significant short-term earnings potential and have generally been profitable through the years. These actions allowed the Company to increase its focus on its traditional core business lines of construction and agricultural equipment.

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

         The Company recognized charges to operations of $11.2 million in the fourth quarter of fiscal 2001. The charges were primarily comprised of a loss on the sale of the Company's Roseville, Minnesota truck business, asset impairments of long-lived assets, such as property and equipment, leasehold improvements and goodwill related to the Company's truck division. The charge also included approximately $700,000 and $300,000 of severance costs and lease and other obligations. There are no remaining accruals relating to severance, lease or other obligations as of the January 31, 2003.

         Also in fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc., as well as approximately 3% of the minority interest in Salinas Equipment Distributors, Inc. The Barnesville, Minnesota agricultural retail store was consolidated with the Fargo, North Dakota agricultural operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data:

                                      FOR FISCAL YEARS ENDED JANUARY 31,
                                          2003       2002        2001
------------------------------------------------------------------------
REVENUE DATA (IN MILLIONS):
Total revenues                          $ 534.5    $ 549.9     $ 680.4
    Construction                           52.6%      53.6%       46.5%
    Agricultural                           35.5%      30.7%       25.1%
    Truck                                  11.9%      15.3%       27.5%
    Financial *                              --        0.4%        0.9%

Construction revenues                  $  281.0   $  294.9    $  316.6
    Equipment sales                        68.7%      68.8%       69.9%
    Parts and service                      31.3%      31.2%       30.1%

Agricultural revenues                  $  189.8   $  168.4    $  170.9
    Equipment sales                        74.8%      71.8%       74.0%
    Parts and service                      25.2%      28.2%       26.0%

Truck revenues                         $   63.7   $   84.3    $  187.1
    Truck sales                            72.6%      72.1%       77.9%
    Parts and service                      27.4%      27.9%       22.1%


STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF REVENUES):

Revenues
    Equipment and truck sales              71.3%      70.4%       73.4%
    Parts and service                      28.7       29.6        26.6
------------------------------------------------------------------------
Total revenues                            100.0%     100.0%      100.0%
------------------------------------------------------------------------
Gross profit                               17.6%      17.0%       14.5%
Selling, general and
    administrative expenses                16.4       16.6        15.7
Loss on sale, restructuring charges
    and asset impairment                     --         --         1.6
------------------------------------------------------------------------
Operating income (loss)                     1.2        0.4        (2.8)
Gain on sale of dealerships                 0.1         --          --
Interest expense, net                       0.3        1.1         1.8
Provision for (benefit from) taxes          0.4       (0.3)       (1.9)
------------------------------------------------------------------------
Net income (loss)                           0.6%      (0.4)%      (2.7)%
------------------------------------------------------------------------

* Due to the current size and function of financial services activities in fiscal 2003, the revenues from financial services operations are included in the operating segment that generated these revenues.

FISCAL YEAR ENDED JANUARY 31, 2003 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
2002

NET INCOME (LOSS)

         The Company reported net income of $3.0 million, or $0.23 per share, for fiscal 2003 compared to a net loss of $2.4 million, or $(0.18) per share, for fiscal 2002.

REVENUES

         Total revenues of $534.5 million during fiscal 2003 were $15.4 million, or 2.8%, lower than revenues of the previous fiscal year. Construction revenues, which represent the largest segment of the Company, were $281.0 million for fiscal 2003, a $13.9 million, or 4.7%, decrease compared to the prior year. This decline was due to the current soft demand for construction equipment, especially in the Company's southern regions. Agricultural revenues of $189.8 million for fiscal 2003 were $21.4 million, or 12.7%, higher than fiscal 2002. The Company's agricultural dealerships are located in areas which experienced favorable crop growing conditions, thus creating farmer optimism supporting higher sales. Truck revenues of $63.7 million were down $20.6 million, or 24.4%, compared to last fiscal year. The decrease in truck revenues reflects the sale of the majority of the Company's truck operations at various times during the past two years. Remaining truck store revenues increased $3.0 million, or 8.1%. Financial services revenues were $2.3 million for fiscal 2002. Due to the current size and function of financial services activities, current and future revenues will be included in the operating segment that generated the financial services revenues.

         Equipment and truck sales were $381.2 million during fiscal 2003, a decrease of $5.7 million, or 1.5%, from fiscal 2002. Agricultural equipment sales increased $21.0 million, or 17.4%, to $141.9 million. Offsetting the agricultural sales increases were construction equipment sales which decreased $9.8 million, or 4.8%, to $193.1 million and truck sales which decreased $14.6 million, or 24.0%, to $46.2 million.

         Parts and service revenues were $153.3 million in fiscal 2003, representing a decrease of $9.7 million, or 6.0%, from the prior fiscal year. Parts and service revenues from truck operations decreased approximately $6.0 million, or 25.5%, to $17.5 million. The decrease in truck parts and service revenues was attributable to the sale of truck dealerships. Construction parts and service revenues decreased approximately $4.1 million, or 4.5%, to $87.9 million. Agricultural parts and service revenues increased approximately $400,000, or 0.8%, as sales increased to $47.9 million.

GROSS PROFIT

         Gross profit of $93.8 million for fiscal year 2003 increased $600,000 from last fiscal year. Total gross profit as a percentage of total revenues for fiscal 2003 and 2002 was 17.6% and 17.0%, respectively. Although equipment and truck sales dollars decreased during fiscal 2003 compared to fiscal 2002, gross margin dollars for equipment and trucks for fiscal 2003 increased approximately $3.1 million. Approximately $400,000 of the increase was attributable to the discounting and settlement of a manufacturer-sponsored obligation that originated in fiscal 1999 as part of the Company's acquisition of the Riverside truck dealership. Parts and service gross margins were approximately $57.1 million, or 37.3% of revenues, and $59.6 million, or 36.6% of revenues, for fiscal 2003 and 2002, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses of $87.6 million for fiscal year 2003 decreased $3.7 million from last fiscal year. Total SG&A expenses as a percentage of total revenues for fiscal 2003 and 2002 were 16.4% and 16.6%, respectively. Approximately $1.0 million of the decrease occurred as a result of the discontinuance of amortization of goodwill in fiscal 2003. The remaining reduction of SG&A costs is largely attributable to the restructuring accomplished in the second half of fiscal 2002, the sale of the majority of the Company's truck operations at various times during the past two years and continuing cost controls. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service revenues. The truck dealership downsizing as previously discussed along with streamlining the management structure and tight expense controls throughout the Company, were the primary contributing factors to the decrease in fiscal 2003 SG&A expenses compared to fiscal 2002.

INTEREST EXPENSE

         Interest expense for fiscal 2003 was $2.3 million, a decrease of $4.3 million, or 65.2%, from fiscal 2002. Lower levels of inventory and reductions in interest rates were the contributing factors to the decrease in interest expense.

INTEREST INCOME

         Interest income decreased approximately $300,000, or 42.9%, from fiscal 2003 to fiscal 2002. Interest income is primarily comprised of finance charges from trade receivables.

GAIN ON SALE OF DEALERSHIPS

         During the third quarter of fiscal 2003, the Company sold the assets of its Riverside, California truck business realizing a gain on sale of $734,000.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for fiscal 2003, compared to the estimated benefit from income taxes as a percentage of pretax loss of 40.0% for fiscal 2002.


FISCAL YEAR ENDED JANUARY 31, 2002 COMPARED TO FISCAL YEAR ENDED JANUARY 31,
2001

NET LOSS

         The Company reported a net loss of $2.4 million, or $(0.18) per share for fiscal 2002 compared to a net loss of $18.6 million, or $(1.41) per share for fiscal 2001.

REVENUES

         Total revenues of $549.9 million during fiscal 2002 were $130.5 million, or 19.2%, lower than revenues of the previous fiscal year. Construction revenues, which represent the largest segment of the Company, were $294.9 million during the year. A general slowdown in equipment purchasing by construction contractors, especially in the Company's southern regions, resulted in a $21.7 million, or 6.9%, decrease in revenue in the segment compared to the prior year. Agricultural revenues of $168.4 million in fiscal 2002 were $2.5 million, or 1.5%, lower than in fiscal 2001. The challenging but relatively stable economic conditions in the farm economy caused the slight revenue decrease. Truck revenues of $84.3 million were down $102.8 million, or 54.9%, compared to the previous year. The sale of the Roseville, Minnesota truck dealership in January 2001 and the Texas truck dealerships in May 2001 accounted for $82.4 million of the decrease. The remaining decline was attributable to the depressed market demand for trucks. Financial services revenues decreased approximately $3.5 million from fiscal 2001 to fiscal 2002. Lower loan and lease originations due to lower construction and truck revenues contributed to the decrease, as well as competition from low rate financing programs offered by manufacturers.

         Equipment and truck sales were $386.9 million in fiscal 2002, a decrease of $112.3 million, or 22.5%, from fiscal 2001. The sale of truck dealerships caused $65.0 million of the change and depressed demand for trucks resulted in an additional $19.9 million in sales reductions. Construction equipment sales decreased $18.4 million, or 8.3% to $202.9 million and agricultural equipment sales decreased $5.5 million, or 4.4%, to $120.9 million due to the reasons stated previously.

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

GROSS PROFIT

         Gross profit for fiscal 2002 was approximately $93.2 million, or 17.0% of total revenues, compared to $98.8 million, or 14.5% of total revenues in fiscal 2001, a decrease of $5.6 million, or 5.7%. The Company experienced an increase in gross profit as a percentage of total revenues due to increased parts and service revenues as a percentage of the Company's total revenues. The Company's gross margins are significantly higher from its parts and service revenues than from equipment and truck sales. The Company's divestiture of significant truck dealerships also contributed to the increase in gross profit as a percentage of revenues. Revenues from construction and agricultural operations provide the Company with higher gross margins than do truck operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses decreased $15.6 million, from $106.9 million for fiscal 2001 to $91.3 million for fiscal 2002. Total SG&A expenses as a percentage of total revenues for fiscal 2002 and 2001 were 16.6% and 15.7%, respectively. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service revenues. A primary contributing factor to the decrease in SG&A expenses was the sale of truck dealerships. The Company's efforts to streamline the management structure also contributed to a reduction in the SG&A expenses. However, the Company was experiencing revenue reductions that were out-pacing SG&A expense reduction efforts, thus SG&A expenses as a percentage of revenues increased slightly.

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

INTEREST INCOME

         Interest income increased approximately $100,000, or 16.7%, from fiscal 2001 to fiscal 2002. Interest income is primarily comprised of finance charges from trade receivables.

INCOME TAXES

         The estimated benefit from income taxes as a percentage of pretax loss was 40.0% and 40.7% for fiscal 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere, Deere Credit, Ag Capital, CDF, GMAC, Volvo Commercial Finance LLC The Americas ("Volvo Finance"), CitiCapital and commercial banks.

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit financings are provided through two vehicles, the dealer statement and a borrowing base revolving credit facility. The dealer statement provides extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest might not be charged for a substantial part of the period for which inventories are financed. Often, purchase discounts are available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which in the past have generally been four to twelve months for agricultural equipment and four months for construction equipment. These interest-free periods may be changed at Deere and Deere Credit's discretion and may be longer depending on special financing programs offered from time to time. Deere and Deere Credit also provide dealer statement financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. The Deere Credit borrowing base revolving credit facility provides financing for eligible equipment inventories (generally equipment inventories not financed through the dealer statement) and receivables. The Deere and Deere Credit financing sources have a combined maximum outstanding allowed of $125.0 million. The maximum outstanding allowed is reduced to $105.0 million beginning May 1, 2003. The total amount outstanding to Deere and Deere Credit was $42.3 million at January 31, 2003.

         The Company also has a borrowing base credit facility with CitiCapital to provide up to $30.0 million in financing for equipment inventories, with variable rates of interest based on LIBOR. The total amount outstanding at January 31, 2003 was $29.0 million.

         GMAC and Volvo Finance provide truck floor plan financing with variable market rates of interest based on the prime rate or LIBOR rate. None of the financing sources for trucks have a set credit limit.

         On January 31, 2003, the Company had unused credit commitments subject to borrowing base requirements related to inventory and receivable financing and operating lease financing of dedicated rental equipment of $92.3 million. The Company had outstanding floor plan/borrowing base payables of approximately $76.8 million, of which $44.1 million was interest-bearing as of January 31, 2003. The collateral of equipment and truck inventories along with eligible receivables would support $30.4 million of additional borrowing at January 31, 2003. During fiscal 2003, 2002 and 2001, the average interest rate under interest-bearing floor plan/borrowing base financing was approximately 5.15%, 7.13% and 8.82%, respectively.

         Currently, the Company has an unsecured bank line of credit totaling $1,585,000 with a maturity date of July 1, 2003 and with a variable interest rate based on the prime rate (4.25% at January 31, 2003). The Company had approximately $20,000 of unused availability relating to this line of credit at January 31, 2003. The average interest rates on the Company's lines of credit during fiscal 2003, 2002 and 2001 were 5.06%, 7.04% and 9.03%, respectively.

         The Company believes it has sufficient credit availability from its existing credit facilities and manufacturers to finance its current and future operations. Various credit facilities are reviewed and renewed annually. As the credit facilities approach maturity, the Company believes it will be able to renew or extend these facilities, or replace these facilities with other facilities. The Company believes cash from operations, available cash and borrowing capacity will be sufficient to fund its planned internal capital expenditures and other cash needs for fiscal 2004.

         The Company's financing agreements contain various covenants which, among other matters, require the Company to maintain minimum financial ratios, including earnings before interest and income taxes, as defined, and a minimum level of tangible equity. The Company was in compliance with all covenants as of January 31, 2003.

         The Company has various commitments relating to its operations. The following is a summary of these commitments as of January 31, 2003.

               Contractual Obligations and Commercial Commitments
               --------------------------------------------------

                                   Within                                                  Year 5
(Dollars in Thousands)             1 year       Year 2        Year 3         Year 4       or after       Total
---------------------------------------------------------------------------------------------------------------
Inventory floor plan/
  borrowing base payables        $ 76,752      $     --      $     --      $     --      $     --      $ 76,752
Note payable/operating line         1,565            --            --            --            --         1,565
Long-term debt                      1,783         1,881         2,243           259           757         6,923
Operating leases and other          7,397         6,053         5,848         4,118        11,613        35,029
---------------------------------------------------------------------------------------------------------------
Total                            $ 87,497      $  7,934      $  8,091      $  4,377      $ 12,370      $120,269
===============================================================================================================

         The Company's long-term debt is primarily related to a note payable collateralized by certain property and equipment and to the financing of dedicated rental assets and one dealership location facility. Operating lease and other commitments are primarily related to operating leases for dealership locations of $27.5 million, minimum repurchase guarantees of equipment of $5.7 million, and operating leases for dedicated rental assets of $1.2 million and vehicles of $0.6 million.

         In addition to the above commitments, certain credit companies provide direct customer financing (collateralized by customer owned equipment) and credit accounts with recourse to the Company totaling $16.6 million and $1.3 million as of January 31, 2003, respectively. These commitments represent only a small portion of the total related account balances (generally 5%); thus only accruals and payments for probable losses are recognized until the recourse (guarantee) expires. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the recourse (guaranteed) portion of the contractual amounts. These contracts related to customer financing have various maturity dates over the next one to five years.

         Operating activities, including changes in inventories and related floor plan payables, provided net cash of $20.4 million, $5.8 million and $10.6 million for fiscal 2003, 2002 and 2001, respectively. Net income plus depreciation and amortization along with reduced levels of trade receivables and inventories, partially offset by reduced levels of floor plan payables, were the primary contributing factors to cash provided by operating activities for fiscal 2003. Reduced levels of trade receivables and inventories, partially offset by reduced levels of floor plan payables, were the primary contributing factors to cash provided by operating activities for fiscal 2002. The cash generated by operating activities for fiscal 2001 primarily resulted from depreciation and amortization and reduced inventory levels and trade receivables, partially offset by reduced levels of payables, including floor plan payables.

         Cash used for investing activities in fiscal 2003 was $1.7 million primarily related to purchases of rental equipment and purchases of property and equipment, partially offset by the proceeds from the sale of the Riverside, California truck dealership. Cash provided by investing activities was $2.0 million for fiscal 2002, which was primarily related to proceeds from the sale of the Texas truck dealerships. Cash used for investing activities in fiscal 2001 was $3.2 million, primarily related to purchases of agricultural rental equipment, purchases of property and equipment, the purchase of the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center Inc. and the purchase of approximately 3% of the minority interest in Salinas Equipment Distributors, Inc.

         Cash used for financing activities amounted to $18.0 million, $14.6 million and $3.9 million for fiscal 2003, 2002 and 2001, respectively. Payments on short-term notes payable and revolving credit facilities, payments on long-term debt and repurchase of the Company's Common Stock, partially offset by proceeds from the issuance of long-term debt, were the primary uses of cash in fiscal 2003. The primary contributing factors for the use of cash in fiscal 2002 were payments of long-term debt and the Company's operating lines. Cash used for financing activities in fiscal 2001 was primarily attributable to payment of long-term debt and net payments of bank lines and short-term notes payable.

         During fiscal 2003, the Company continued its previously announced stock repurchase program and expanded the program, approving the repurchase of an additional five percent of the outstanding shares of Class A Common Stock bringing the total authorized to 15% of the outstanding shares of Class A Common Stock. At January 31, 2003, the Company had repurchased 551,200 shares, or 9.6%, of the outstanding shares of Class A Common Stock at a total cost of $2,232,000. On December 16, 2002, after receiving a letter from Ronald D. Offutt, the Chairman of the Board of Directors, Chief Executive Officer and majority stockholder of the Company, expressing an interest in acquiring all of the shares of the Class A Common Stock of the Company that Mr. Offutt does not currently own or control, the Company ceased its repurchase program pending the outcome of this action.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" in Item 1 of this Form 10-K and in other filings with the Securities and Exchange Commission. The important factors discussed in this Form 10-K include:

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

         o        Available financing for customers

         o Substantial inventory financing requirements and lending industry changes

         o        Dependence on key personnel

         o        Growth by acquisition and store openings

         In general, the factors that will affect the Company, which are subject to change, include: general economic conditions worldwide and locally; global acts of terrorism; interest rates; housing starts; fuel prices; the factors that affect the construction contractors' confidence and financial health including construction demand, the amount of government sponsored projects and weather; the many interrelated factors that affect farmers' confidence, including farm cash income, farmer debt levels, credit availability, worldwide demand for agricultural products, world grain stocks, commodity prices, weather, animal and plant diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture, the environment, commerce, transportation and government spending on infrastructure; climatic phenomena such as flooding, droughts, La Nina and El Nino; pricing, product initiatives and other actions of competitors in the various industries in which the Company competes, including manufacturers and retailers; the levels of new and used inventories in these industries; the Company's relationships with its suppliers; production difficulties, including capacity and supply constraints experienced by the Company's suppliers; practices by the Company's suppliers; changes in governmental regulations; labor shortages; employee relations; currency exchange rates; availability, sufficiency and cost of insurance; financing arrangements relating to the Company's financial services operations, including credit availability and customer credit risks; dependence upon the Company's suppliers; termination rights and other provisions which the Company's suppliers have under dealer and other agreements; risks associated with growth, expansion and acquisitions; the positions of the Company's suppliers and other manufacturers with respect to publicly-traded dealers, dealer consolidation and specific acquisition opportunities; the Company's acquisition strategies and the integration and successful operation of acquired businesses; capital needs and capital market conditions; operating and financial systems to manage operations; dependence upon key personnel; accounting standards; technological difficulties, especially involving the Company's suppliers and other third parties which could cause the Company to be unable to process customer orders, deliver products or services, or perform other essential functions; developments with respect to Mr. Offutt's offer to acquire outstanding publicly traded Class A common shares and other risks and uncertainties. The Company's forward-looking statements are based upon assumptions relating to these factors. These assumptions are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources, which are often revised. The Company makes no commitment to revise forward-looking statements, or to disclose subsequent facts, events or circumstances that may bear upon forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. For fixed rate debt, interest rate changes affect the fair value of financial instruments but do not impact earnings or cash flows. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. During fiscal 2003, the Company has renegotiated and/or signed several new credit facilities. Many of these credit agreements are floating rate facilities now containing minimum rates of interest to be charged. The Company has also entered into fixed rate financing for certain rental equipment. Based upon balances and interest rates as of January 31, 2003, a one percentage point fluctuation in interest rates would result in a net change to unrealized market value of the Company's fixed rate debt by approximately $62,000. Holding other variables constant, a one percentage point increase in interest rates for the next twelve month period would decrease pre-tax earnings and cash flow by approximately $280,000. Conversely, a one percentage point decrease in interest rates for the next twelve month period would result in an increase to pre-tax earnings and cash flow of approximately $112,000. At January 31, 2003, the Company had variable rate floor plan payables, notes payable and long-term debt of $47.4 million and fixed rate notes payable and long-term debt of $5.2 million.

         The Company's policy is not to enter into derivatives or other financial instruments for trading or speculative purposes.

ITEM 8A. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Operations                           39

         Consolidated Balance Sheets                                     40

         Consolidated Statements of Stockholders' Equity                 41

         Consolidated Statements of Cash Flows                           42

         Notes to Consolidated Financial Statements                      43

         Report of Independent Accountants                               63

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED JANUARY 31,
-----------------------------------------------------------------------------------------------------------
[in thousands, except per share amounts]                                  2003         2002          2001
-----------------------------------------------------------------------------------------------------------
REVENUES
            Equipment and truck sales                                  $ 381,205    $ 386,888     $ 499,205
            Parts and service                                            153,259      163,032       181,173
-----------------------------------------------------------------------------------------------------------
                      Total revenues                                     534,464      549,920       680,378
COST OF REVENUES
            Equipment and truck                                          344,512      353,298       464,454
            Parts and service                                             96,148      103,399       117,129
-----------------------------------------------------------------------------------------------------------
                      Total cost of revenues                             440,660      456,697       581,583
-----------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                              93,804       93,223        98,795
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              87,558       91,321       106,918
LOSS ON SALE, RESTRUCTURING CHARGES
            AND ASSET IMPAIRMENT (Note 3)                                     --           --        11,200
-----------------------------------------------------------------------------------------------------------
            Operating income (loss)                                        6,246        1,902       (19,323)
INTEREST EXPENSE                                                           2,331        6,649        12,578
INTEREST INCOME                                                              448          697           617
GAIN ON SALE OF DEALERSHIPS                                                  734           --            --
-----------------------------------------------------------------------------------------------------------
            Income (loss) before income taxes and minority interest        5,097       (4,050)      (31,284)
INCOME TAX PROVISION (BENEFIT)                                             2,090       (1,620)      (12,733)
-----------------------------------------------------------------------------------------------------------
            Income (loss) before minority interest                         3,007       (2,430)      (18,551)
MINORITY INTEREST                                                             --           --            11
-----------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                      $   3,007    $  (2,430)    $ (18,562)
-----------------------------------------------------------------------------------------------------------

            Basic and diluted net income (loss) per share              $    0.23    $   (0.18)    $   (1.41)
-----------------------------------------------------------------------------------------------------------
            Weighted average shares outstanding - basic                   12,750       13,160        13,182
            Weighted average shares outstanding - diluted                 12,802       13,160        13,182
-----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                     AS OF JANUARY 31,
----------------------------------------------------------------------------------------
[in thousands]                                                      2003          2002
----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $   1,497     $     852
    Accounts receivable, less allowance for
       doubtful accounts of $2,664 and $2,666                       23,738        26,726
    Income tax receivable                                              800         4,550
    Receivables from affiliates                                         83            38
    Inventories                                                    125,048       128,504
    Prepaid expenses                                                 1,828         1,417
    Assets held for sale                                                --         8,862
    Deferred income tax asset                                           --         5,310
----------------------------------------------------------------------------------------
       Total current assets                                        152,994       176,259
PROPERTY AND EQUIPMENT, NET                                         16,820        13,192
OTHER ASSETS:
    Goodwill                                                        24,322        24,322
    Deferred income tax asset                                        5,620           504
    Deposits and other                                               2,910         2,317
----------------------------------------------------------------------------------------
                    Total assets                                 $ 202,666     $ 216,594
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Floor plan/borrowing base payables                           $  76,752     $  97,416
    Notes payable                                                    1,565           975
    Current maturities of long-term debt                             1,783         2,612
    Accounts payable                                                 4,625         2,042
    Accrued liabilities                                             16,174        12,656
    Liabilities associated with assets held for sale                    --         6,356
    Customer advance deposits                                        5,389         5,298
    Deferred tax liability                                           2,180            --
----------------------------------------------------------------------------------------
       Total current liabilities                                   108,468       127,355

LONG-TERM DEBT, net of current maturities                            5,140         1,382
----------------------------------------------------------------------------------------
       Total liabilities                                           113,608       128,737
----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY (Note 10):
   Preferred stock, par value $.01 per share; 500,000 shares
      authorized; no shares issued in fiscal 2003 and 2002              --            --
   Common stocks-
      Class A, par value $.01 per share; 20,000,000 shares
         authorized; 5,731,008 issued in fiscal 2003 and 2002           57            57
      Class B, par value $.01 per share; 7,500,000 shares
         authorized; 7,450,492 issued in fiscal 2003 and 2002           75            75
   Additional paid-in-capital                                       84,471        84,471
   Retained earnings                                                 6,687         3,680
   Treasury stock, at cost (551,200 and 148,000 Class A
      shares in fiscal 2003 and 2002, respectively)                 (2,232)         (426)
----------------------------------------------------------------------------------------
      Total stockholders' equity                                    89,058        87,857
----------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                 $ 202,666     $ 216,594
----------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------------
                                             COMMON STOCK
                                        ----------------------
                                         CLASS A      CLASS B    TOTAL   ADDITIONAL             TREASURY STOCK
                                          SHARES       SHARES    COMMON   PAID-IN   RETAINED  ---------------------
[in thousands, except share amounts]      ISSUED       ISSUED    STOCK     CAPITAL  EARNINGS    SHARES     AMOUNT      TOTAL
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2000                5,731,008   7,450,492    132       84,471    24,672         --        --      109,275
Net loss                                        --          --     --           --   (18,562)        --        --      (18,562)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2001                5,731,008   7,450,492    132       84,471     6,110         --        --       90,713
Purchase of Class A common stock                --          --     --           --        --    148,000      (426)        (426)
Net loss                                        --          --     --           --    (2,430)        --        --       (2,430)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2002                5,731,008   7,450,492    132       84,471     3,680    148,000      (426)      87,857
Purchase of Class A common stock                --          --     --           --        --    403,200    (1,806)      (1,806)
Net income                                      --          --     --           --     3,007         --        --        3,007
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 31, 2003                5,731,008   7,450,492   $132      $84,471   $ 6,687    551,200   $(2,232)   $  89,058
------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

RDO EQUIPMENT CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------------------------------------
[in thousands]                                                                 2003         2002         2001
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                           $  3,007     $ (2,430)    $(18,562)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
       Depreciation and amortization                                           4,541        6,003        7,465
       Deferred taxes                                                          2,374        3,586       (5,950)
       Minority interest                                                          --           --           11
       Gain on sale of dealerships                                              (734)          --           --
       Loss on sale, restructuring charges and asset impairment                   --           --       11,200
       Change in operating assets and liabilities:
           Accounts receivable                                                 8,480       20,685        5,790
           Inventories                                                        10,276       45,247       20,756
           Prepaid expenses                                                     (408)         122         (984)
           Deposits                                                              (98)        (333)        (236)
           Floor plan/borrowing base payables                                 (9,171)     (58,414)      (6,301)
           Accounts payable and accrued liabilities                            2,025       (8,785)      (5,002)
           Customer advance deposits                                              91           92        2,382
--------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                      20,383        5,773       10,569
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Net sales (purchases) of rental equipment                                       (906)         654       (2,118)
Net purchases of property and equipment                                       (3,283)        (888)      (2,357)
Net assets of acquisitions                                                        --         (822)      (1,495)
Proceeds on sale of dealership                                                 2,847        3,248        2,687
Other, net                                                                      (394)        (143)          42
--------------------------------------------------------------------------------------------------------------
               Net cash (used for) provided by investing activities           (1,736)       2,049       (3,241)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                                       5,301           --           89
Payments on long-term debt                                                    (5,937)      (3,500)      (2,582)
Purchase of common stock                                                      (1,806)        (426)          --
Payment of dividends                                                              --         (731)          --
Net payments of short-term notes payable and revolving credit facilities     (15,560)      (9,948)      (1,407)
--------------------------------------------------------------------------------------------------------------
               Net cash used for financing activities                        (18,002)     (14,605)      (3,900)
--------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 645       (6,783)       3,428
CASH AND CASH EQUIVALENTS, beginning of year                                     852        7,635        4,207
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                      $  1,497     $    852     $  7,635
==============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the results of RDO Equipment Co., a C corporation and its wholly-owned subsidiaries, RDO Construction Equipment Co., RDO Agriculture Equipment Co., RDO Truck Center Co., RDO Financial Services Co., RDO Material Handling Co., Hall GMC, Inc., Hall Truck Center, Inc. and Salinas Equipment Distributors, Inc. Herein referred to as "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

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

         The Company's major supplier of new equipment and parts for sale is Deere & Company ("Deere"). Revenues from new Deere equipment and parts accounted for 48%, 45% and 36% of total revenues for fiscal years 2003, 2002 and 2001, respectively with no other suppliers' products accounting for more than 10%.

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

         The Company is required to meet certain performance criteria and equity ratios, maintain suitable facilities, actively promote the sale of Deere equipment, fulfill warranty obligations and maintain stores only in the authorized locations. Ronald D. Offutt, the Company's Chairman and CEO, is also required to maintain certain voting control and ownership interests. The agreements also contain certain provisions that must be complied with in order to retain the Company's dealership agreements in the event of the death of Ronald D. Offutt and a subsequent change in control, as defined. The Company was in compliance with the terms of the Deere agreements at January 31, 2003.

         Deere is obligated to make floor plan and other financing programs available to the Company that it offers to other dealers, provide promotional and marketing materials, and authorize the Company to use Deere trademarks and trade names.

RECENT DEVELOPMENTS (UNAUDITED)

         On March 6, 2003, the Company received an updated letter from Mr. Offutt, the Company's Chairman, Chief Executive Officer and President, proposing to acquire at a purchase price of $6.01 per share all of the outstanding shares of the Company's Class A Common Stock that Mr. Offutt does not currently own or control ("Tender Offer"). On March 7, 2003, the Special Committee announced that it had received an opinion, with customary assumptions and qualifications, from its financial advisor, Houlihan Lokey Howard & Zukin, that Mr. Offutt's proposal to acquire the outstanding Class A shares that he does not own or control for cash consideration of $6.01 per share is fair, from a financial point of view, to the Company's stockholders holding those other shares. Based upon this opinion and the Special Committee's deliberations prior to March 7, 2003, the Committee also announced that if Mr. Offutt formally commenced a tender offer as proposed, the Special Committee intended to recommend that stockholders tender their shares, assuming no material changes have occurred prior to the formal commencement of Mr. Offutt's tender offer that would alter the views of the Committee or its financial advisors.

         On March 6, 2003, Mr. Offutt reiterated that until RDO Tender Co. formally commences a tender offer to the Company's stockholders, he reserves the right, in his sole and absolute discretion, not to proceed with the offer for any reason. Mr. Offutt beneficially owns 8,125,884 Class A shares (assuming conversion of his 7,450,492 Class B shares into an equal number of Class A shares), or approximately 63.5% of the outstanding shares of RDO Equipment.

         On April 8, 2003, the Company announced that Mr. Offutt, indicated to the Company that he plans to cause RDO Tender Co., an acquisition entity Mr. Offutt intends to form, to commence the proposed tender offer by filing tender offer materials with the Securities and Exchange Commission and mailing such materials to the Company's stockholders on or about April 28, 2003.

2. SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The actual results could differ from those estimates.

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

Inventories consisted of the following as of January 31:

(IN THOUSANDS)                                             2003           2002
--------------------------------------------------------------------------------
New equipment and trucks                               $   73,908      $  80,013
Used equipment and trucks                                  30,683         27,070
Parts and other                                            20,457         21,421
--------------------------------------------------------------------------------
Total                                                   $ 125,048      $ 128,504
================================================================================

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Improvements which extend the useful life of the related item are capitalized and depreciated. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods. Depreciation expense was $4.5 million, $5.0 million and $6.0 million for the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

         The Company follows the guidelines of Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in determining whether an impairment of property and equipment or other long-lived assets has occurred. Specifically, the Company's policy is to evaluate, at each balance sheet date, whether events and circumstances have taken place to indicate the remaining book value of the assets may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset is compared to the asset's carrying value to determine if a write-down to recoverable value is necessary.

Property and equipment consisted of the following as of January 31:

(IN THOUSANDS)                                   2003         2002       LIVES
--------------------------------------------------------------------------------
Land                                          $  1,604     $    479      --
Buildings and improvements                       6,994        6,987     5-31.5
Equipment, furniture and fixtures               21,230       20,640     3-7
Rental equipment                                 7,830        2,903     3-7
Construction in progress                           456          126      --
--------------------------------------------------------------------------------
     Total                                      38,114       31,135
Accumulated depreciation                       (21,294)     (17,943)
--------------------------------------------------------------------------------
Property and equipment, net                   $ 16,820     $ 13,192
================================================================================

INCOME TAXES

         Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax bases of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

MANUFACTURER INCENTIVES AND DISCOUNTS

         The Company is the recipient of incentives and discounts from manufacturers. These incentives are variable, the receipt of which are based, among other things, upon the number of new units purchased and end-user transaction pricing. All such incentive payments are treated as a reduction of cost of goods sold when earned.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had the Company used the fair value method of accounting to measure compensation expense for its stock option plan and charged compensation expense against income over the vesting periods, the Company's pro forma net income (loss) and pro forma net income (loss) per common share would have been as follows at January 31:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                                 2003         2002         2001
-----------------------------------------------------------------------------------------------------
Net income (loss), as reported                                     $  3,007     $ (2,430)    $(18,562)
   Less: Total stock-based employee compensation
      expense under fair value-based method, net of tax                (364)        (414)        (521)
-----------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                        $  2,643     $ (2,844)    $(19,083)
=====================================================================================================
Basic and diluted net income (loss) per share:
   As reported                                                     $   0.23     $  (0.18)    $  (1.41)
=====================================================================================================
   Pro forma net income (loss) per share                           $   0.21     $  (0.22)    $  (1.45)
=====================================================================================================

         Note 8 to the financial statements contains the significant assumptions used in determining the underlying fair value of options.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Unless otherwise disclosed, the carrying amounts of financial instruments, including cash and cash equivalents, receivables, accounts payable, floor plan payables, notes payable and long-term debt approximate fair value because of relatively short terms or variable rates on these instruments.

NEW ACCOUNTING PRONOUNCEMENTS

         On February 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). This statement addresses accounting and financial reporting for goodwill and intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, the Company does not have any intangible assets with indefinite lives or other intangible assets. The Company completed the process of testing goodwill for impairment in accordance with the provisions of SFAS No. 142. An independent valuation was performed utilizing, among other things, the Company's best estimate of expected future cash flows. No amounts were impaired at the time of implementation, February 1, 2002.

         The effect of discontinuance of goodwill amortization during fiscal 2003 was to increase net income by approximately $612,000 or $0.05 per share. Prior to February 1, 2002, goodwill was amortized on a straight-line basis over 30 years. The following pro forma information reflects the Company's results of operations as they would have appeared had the Company not recorded goodwill amortization and its related tax effects during fiscal 2002 and 2001 (dollars in thousands, except per share amounts):

                                      2003         2002          2001
                                   ---------    ---------     ----------

Reported net income (loss)         $   3,007    $  (2,430)    $  (18,562)
Add back goodwill
      amortization, net of tax            --          623            888
                                   ---------    ---------     ----------
Pro forma net income (loss)        $   3,007    $  (1,807)    $  (17,674)
                                   =========    =========     ==========

Reported basic and diluted
      earnings (loss) per share    $    0.23    $   (0.18)    $    (1.41)
Add back goodwill
      amortization, net of tax            --         0.05           0.07
                                   ---------    ---------     ----------
Pro forma basic and diluted
      earnings (loss) per share    $    0.23    $   (0.13)    $    (1.34)
                                   =========    =========     ==========

         The Company evaluates the carrying value of goodwill on an annual basis and when events occur or circumstances change which may reduce the fair value of the reporting unit to which the goodwill is assigned below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in business climate or in legislation, (2) unanticipated competition, or (3) a loss of key manufacturing relationships.

         When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount, including goodwill. The Company considers its three business segments (Note 14) to be reporting units when it tests for goodwill impairment based on how it manages its business and because the operating segment level is where the Company believes goodwill naturally resides. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill with its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company performs its annual goodwill impairment testing during its first quarter.

         Effective February 1, 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This standard broadens the presentation of discontinued operations to include more disposal transactions, thus the recognition of discontinued operations is expected to become more common under this standard. This statement retains the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, to recognize impairments on property, plant and equipment, but removes goodwill from its scope. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements. The Company's plan of disposition of certain of its truck operations occurred prior to the implementation requirement of SFAS No. 144.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, requiring the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of the provisions of this statement will not have a material effect on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is reviewing the requirements of this standard and expects this to have no impact on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based compensation - Transition and Disclosure - as Amendment to FAS 123. SFAS No. 148 provides two additional transition methods for entities that adopt the preferable fair value based method of accounting for stock based compensation. In addition, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. Certain disclosure amendments are required for financial statements for fiscal years ending after December 15, 2002, and have been reflected in these consolidated financial statements. The remaining amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

The Company adopted the disclosure provisions of this statement which had no impact on the Company's financial statements.

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a grantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The Company is reviewing the requirements of this interpretation and expects the recognition of guarantees will not have a material effect on the Company's financial statements. The Company has adopted the disclosure provisions of this statement.

         In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The transitional disclosure provisions of FIN 46 are effective for all financial statements issued after January 31, 2003. The Company is reviewing the requirements of this interpretation and expects that it will have no impact on the Company's financial statements.

3. LOSS ON SALE, RESTRUCTURING CHARGES AND ASSET IMPAIRMENT:

         During the fourth quarter of fiscal 2001, the Company approved a comprehensive plan to restructure management and to divest itself of the majority of its heavy-duty truck business. The Company recognized charges to operations of $11.2 million in the fourth quarter of fiscal 2001. The charges were primarily comprised of a loss on the sale of the Company's Roseville, Minnesota truck business, asset impairments of long-lived assets, such as property and equipment, leasehold improvements, and goodwill related to the Company's truck division. The charge also included approximately $700,000 and $300,000 of severance costs and lease and other obligations, respectively. Severance cost paid totaled approximately $200,000 and $500,000 in fiscal 2003 and 2002, respectively, and costs related to lease and other obligations paid totaled approximately $100,000 and $200,000 in fiscal 2003 and 2002, respectively. There are no remaining accruals relating to severance, lease or other obligations as of the January 31, 2003.

         The assets associated with the truck business planned for sale were classified as assets held for sale on the balance sheet totaling approximately $8.9 million as of the end of fiscal 2002. Liabilities associated with assets held for sale totaled approximately $6.4 million as of the end of fiscal 2002 and were primarily comprised of truck floor plan financing, trade payables and other current liabilities. Operating losses from the truck dealership sold and the truck businesses planned for sale totaled approximately $45,000, $230,000 and $13.3 million during fiscal 2003, 2002 and 2001, respectively, and are included in the Company's truck segment (Note 14).

         The Company completed the execution of the above-described restructuring plan by completing the sale of its Riverside, California truck business during fiscal 2003 and the Dallas and Fort Worth, Texas truck business during fiscal 2002. The financial effects of the sale of the Riverside, California truck business resulted in a gain of $734,000 in fiscal 2003 while the sale of the Dallas and Fort Worth, truck business did not result in any gain or loss in fiscal 2002.

4. BUSINESS COMBINATIONS:

         The Company's acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values as of the dates of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill which, prior to adoption of SFAS No. 142 on February 1, 2002, was amortized over 30 years.

         During the first quarter of fiscal 2002, the Company purchased the remaining 8% minority interest in Salinas Equipment Distributors, Inc. Approximately 3% of the minority interest was purchased during the fourth quarter of fiscal 2001. The net purchase price totaled approximately $800,000 and $300,000, respectively. During the first quarter of fiscal 2001, the Company purchased the remaining 15% minority interest in Hall GMC, Inc. and Hall Truck Center, Inc. for a total purchase price of approximately $1.2 million. Pro forma operating results for the periods prior to these acquisitions were not significant.

5. FLOOR PLAN/BORROWING BASE PAYABLES:

         Floor plan/borrowing base payables are financing arrangements for inventory and receivables. The terms of certain floor plan arrangements may include a one- to twelve-month interest-free term followed by a term during which interest is charged. The interest-free periods may be longer depending on special financing programs that may be offered from time to time, and occasionally, additional discounts are available in lieu of interest-free periods. Payoff of the floor plan payables generally occurs at the earlier of sale of the inventory or in accordance with the terms of the financing arrangements. All amounts owed to Deere & Company are guaranteed by Ronald D. Offutt and are collateralized by inventory.

Floor plan/borrowing base payables consisted of the following as of January 31:

(IN THOUSANDS)                                                                    2003          2002
------------------------------------------------------------------------------------------------------
NONINTEREST-BEARING:
   Deere & Company                                                              $ 32,487      $ 31,259
   Other                                                                             151            --
------------------------------------------------------------------------------------------------------
                                                                                  32,638        31,259
------------------------------------------------------------------------------------------------------
INTEREST-BEARING:
   CitiCapital Commercial Corporation, revolving borrowing base facility,
      interest at 4.75% at January 31, 2003, based on prime                       29,000            --
   Deere & Company, due as inventory is sold, 4.25% to 4.75% at
      January 31, 2003 based on prime                                              4,914        12,124
   Deere Credit Services, Inc., revolving borrowing base facility, interest at
      4.75% at January 31, 2003, based on prime                                    4,850        40,000
   General Motors Acceptance Corporation, 3.75% to 4.25% at
      January 31, 2003, based on prime                                             4,094         2,824
   GE Commercial Distribution Finance Corporation, interest at 5.5% at
      January 31, 2003                                                               654            --
   Volvo Commercial Finance LLC The Americas, 4.26% at January 31,
      2003, based on LIBOR                                                           602         4,657
   Ag Capital Company (affiliate), paid off during the year                           --        10,000
   Other, paid off during the year                                                    --         1,209
   Amount included in liabilities associated with assets held for sale                --        (4,657)
------------------------------------------------------------------------------------------------------
                                                                                  44,114        66,157
------------------------------------------------------------------------------------------------------
   Total                                                                        $ 76,752      $ 97,416
======================================================================================================

         The Deere and Deere Credit financing sources have a combined maximum outstanding allowed of $125.0 million. On January 31, 2003, the above noted $42.3 million outstanding to Deere and Deere Credit on the facility and operating lease commitments and other items of $2.8 million consumed a portion of the commitment leaving $79.9 million unused. The CitiCapital borrowing base credit facility provides up to $30.0 million in financing and had an outstanding balance of $29.0 million at January 31, 2003, leaving $1.0 million unused. The collateral of equipment inventories along with eligible receivables would support $30.4 million of additional borrowings at January 31, 2003 under the Deere and Deere Credit and CitiCapital agreements. The Deere and Deere Credit and CitiCapital facilities, which are reviewed and renewed annually, expire on October 31, 2004 and September 30, 2003, respectively.

         The Company also had an additional $11.4 million of unused credit commitments from other sources as of January 31, 2003.

         The Company has certain floor plan/borrowing base financing agreements containing various restrictive covenants, which, among other restrictions, require the Company to maintain minimum financial ratios, including earnings before interest and income taxes, as defined, and a minimum level of tangible equity. The Company was in compliance with all floor plan covenants at January 31, 2003.

6. NOTES PAYABLE AND LONG-TERM DEBT:

NOTES PAYABLE

         Currently, the Company has an unsecured bank line of credit totaling $1,585,000 with a maturity date of July 1, 2003 and with a variable interest rate based on the prime rate (4.25% at January 31, 2003). The balances outstanding under this bank line of credit totaled $1,565,000 and $975,000 as of January 31, 2003 and 2002, respectively. The Company had approximately $20,000 of unused availability relating to this line of credit at January 31, 2003. This bank line of credit totaled $1,900,000 at January 31, 2002 with unused availability of $925,000. During fiscal year 2002, the Company had an additional operating line of credit with a variable interest rate based on LIBOR. The highest balances outstanding under these lines were $1.9 million and $15.1 million for fiscal years ended January 31, 2003 and 2002, respectively. The weighted average interest rates on these lines during such periods were 5.06% and 7.04%, respectively.

LONG-TERM DEBT

Long-term debt consisted of the following as of January 31:

(IN THOUSANDS)                                                                         2003          2002
---------------------------------------------------------------------------------------------------------
CIT, due February 1, 2006, 5.25% at January 31, 2003 based on prime,
   collateralized by certain property and equipment of the Company               $    3,501     $      --
Ag Capital Company (affiliate), paid off during the year                                 --         3,203
GE Commercial Distribution Finance Corporation, due January 15, 2005,
   5.5% at January 31, 2003 based on prime, collateralized by certain
   rental equipment of the Company                                                    1,676            --
First State Bank of North Dakota, due May 15, 2017, 7.0% at January 31,
   2003, collateralized by underlying asset of mortgage                                 779            --
Volvo Trucks North America, Inc., paid off during the year                               --           640
Other                                                                                   967           151
---------------------------------------------------------------------------------------------------------
Total                                                                                 6,923         3,994
Less current maturities of long-term debt                                            (1,783)       (2,612)
---------------------------------------------------------------------------------------------------------
Total long-term debt, net of current maturities                                  $    5,140     $   1,382
=========================================================================================================

Future long-term debt maturities as of January 31, 2003 are as follows:

(IN THOUSANDS)
------------------------------------------------------------------------
2004                                                          $    1,783
2005                                                               1,881
2006                                                               2,243
2007                                                                 259
2008                                                                 168
Thereafter                                                           589
------------------------------------------------------------------------
Total                                                         $    6,923
========================================================================

         The Company has notes payable and long-term debt agreements containing various restrictive covenants, which, among other matters, require the Company to maintain minimum financial ratios including earnings before interest and income taxes, as defined, and a minimum level of tangible equity. The Company was in compliance with all notes payable and long-term debt covenants at January 31, 2003.

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

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                              2003          2002          2001
-------------------------------------------------------------------------------------------------------
Net income (loss) available to common shareholders               $    3,007     $  (2,430)    $ (18,562)
=======================================================================================================
Weighted average number of common shares outstanding - basic         12,750        13,160        13,182
Dilutive effect of option plan                                           52            --            --
-------------------------------------------------------------------------------------------------------
Common and potential common shares outstanding - diluted             12,802        13,160        13,182
=======================================================================================================
Basic and diluted net income (loss) per share                    $     0.23     $   (0.18)    $   (1.41)
=======================================================================================================

         Options to purchase 897,399 shares of Common Stock were outstanding as of January 31, 2003. Outstanding options of 682,050 were not included in the computations of diluted earnings per share for the fiscal year ended January 31, 2003, because the exercise prices were greater than the average market price of the common shares for the period.

8. EMPLOYEE BENEFIT PLANS:

401(k) EMPLOYEE SAVINGS PLAN

         The Company's employees participate in a 401(k) employee savings plan, which covers substantially all employees. The Company matches a portion of employee contributions. Company contributions were $563,000, $684,000 and $750,000 for the fiscal years ended January 31, 2003, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION PLAN

         The Company's 1996 Stock Incentive Plan ("the Plan") provides incentives to key employees, directors, advisors and consultants of the Company. The Plan, which is administered by the Compensation Committee of the Board of Directors ("the Committee"), provides for an authorization of shares of Class A Common Stock for issuance thereunder limited to 10% of the total number of shares of Common Stock issued and outstanding. Under the Plan, the Company may grant eligible recipients incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, stock awards, or any combination thereof. The Committee establishes the exercise price, vesting schedule and expiration date of any stock options granted under the Plan. Historically, the exercise price has been equal to the market price for all stock options granted under the Plan on the date of grant. Stock options outstanding at January 31, 2003 vest immediately or according to an up to a five year schedule and expire five to ten years after the date of grant.

Information regarding the Plan as of January 31 is as follows:

                                                  2003                      2002                       2001
--------------------------------------------------------------------------------------------------------------
                                                 WEIGHTED                  WEIGHTED                   WEIGHTED
                                                  AVERAGE                   AVERAGE                    AVERAGE
                                                 EXERCISE                  EXERCISE                   EXERCISE
                                     OPTIONS        PRICE      OPTIONS        PRICE      OPTIONS         PRICE
--------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year       727,099     $   8.20      586,974     $   9.88      829,250      $  10.35
Granted                              211,000         5.33      228,849         3.23      121,834          5.33
Canceled                             (40,700)        9.34      (88,724)        6.46     (364,110)         9.44
Exercised                                 --           --           --           --           --            --
--------------------------------------------------------------------------------------------------------------
Outstanding, end of year             897,399     $   7.47      727,099     $   8.20      586,974      $   9.88
==============================================================================================================
Exercisable, end of year             864,599     $   7.47      639,309     $   7.87      359,094      $  10.19
==============================================================================================================
Weighted average fair value of
options granted                                  $   2.09                  $   1.22                   $   2.27
==============================================================================================================

         Options outstanding at January 31, 2003 have exercise prices ranging from $3.00 to $15.50 and a weighted average remaining contractual life of 6.77 years.

         In determining the pro forma compensation cost of the options granted during fiscal 2003, 2002 and 2001, as specified by SFAS 123, in Note 2 to the financial statements, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in these calculations are summarized below:

                                        2003             2002              2001
--------------------------------------------------------------------------------
Risk free interest rate                 3.61%            4.42%             6.30%
Expected life                      3.00 years       3.00 years        3.28 years
Expected volatility                    53.34%           49.40%            55.70%
================================================================================

9. INCOME TAXES:

The components of the income tax provision (benefit) are summarized as follows as of January 31:

(IN THOUSANDS)                                 2003         2002          2001
-------------------------------------------------------------------------------
Current:
   Federal                                   $  (284)    $ (5,206)    $  (6,783)
   State                                          --           --            --
Deferred income tax provision (benefit)        2,374        3,586        (5,950)
-------------------------------------------------------------------------------
Income tax provision (benefit)               $ 2,090     $ (1,620)   $  (12,733)
===============================================================================

         In Fiscal 2003, the difference between the federal statutory rate of 35% the income tax provision represents the impact of state income taxes, net of the federal benefit of 5% and other items of representing 1%. The primary difference between the federal statutory rate of 35% for the fiscal years ended January 31, 2002 and 2001, and the income tax provision (benefit) represents the impact of state income taxes, net of the federal benefit.

         The net current deferred tax asset (liability) and the net long-term deferred tax asset consisted of the following temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at January 31:

(IN THOUSANDS)                                          2003           2002
-----------------------------------------------------------------------------
Accruals and other reserves                           $  2,190       $  2,310
Inventory                                               (4,970)         2,140
Compensation accruals                                      600            860
-----------------------------------------------------------------------------
   Net current deferred tax asset (liability)         $ (2,180)      $  5,310
-----------------------------------------------------------------------------
Property and equipment                                    (560)          (220)
Goodwill                                                (1,540)          (550)
Net operating loss carryforwards                         7,570          1,170
Other                                                      150            104
-----------------------------------------------------------------------------
   Net long-term deferred tax asset                      5,620            504
-----------------------------------------------------------------------------
   Total                                              $  3,440       $  5,814
=============================================================================

         The Company has a federal net operating loss carry-forward of approximately $16.0 million, which expires in fiscal 2018. The Company also has state net operating loss carry-forwards of approximately $43.0 million, which expire in fiscal years 2016 through 2018.

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

TREASURY STOCK

         During the third quarter of fiscal 2002, the Company's Board of Directors approved a stock repurchase program that will allow the Company to repurchase up to ten percent of the Company's outstanding Class A Common Stock from time to time in both the open market and in privately negotiated transactions. During the third quarter of fiscal 2003, the Company's Board of Directors approved to expand the repurchase program up an additional five percent of the Company's outstanding Class A Common Stock. The Company's repurchases of shares of Class A Common Stock are recorded at cost and is presented as a separate reduction of stockholders' equity. The Company has repurchased 551,200 shares of the Class A Common Stock as of January 31, 2003. On December 16, 2002, after receiving a letter from Ronald D. Offutt, the Chairman of the Board of Directors, Chief Executive Officer and majority stockholder of the Company, expressing an interest in acquiring all of the shares of the Class A Common Stock of the Company that Mr. Offutt does not currently own or control, the Company ceased its repurchase program pending the outcome of this action.

DIVIDEND PAYMENT

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

11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases retail space, vehicles and rental equipment under various non-cancelable operating leases. The leases have varying terms and expire at various dates through 2012. Generally, the leases require the Company to pay taxes, insurance and maintenance costs. Lease expense was $7.9 million, $9.7 million and $10.9 million for fiscal 2003, 2002 and 2001, respectively.

         Future minimum lease payments, by year, required under leases with initial or remaining terms of one year or more consist of the following:

(IN THOUSANDS)               Affiliates       Other         Total
-------------------------------------------------------------------
2004                         $    2,814    $    3,103    $    5,917
2005                              2,511         1,901         4,412
2006                              2,490         1,606         4,096
2007                              2,438         1,141         3,579
2008                              2,108           670         2,778
Thereafter                        7,645           941         8,586
-------------------------------------------------------------------
Total                        $   20,006    $    9,362    $   29,368
===================================================================

GUARANTEES

         Certain credit companies provide direct customer financing (collateralized by customer owned equipment) and credit accounts with recourse to the Company. The Company would be required to perform under the recourse agreements if the Company's customers fail to perform completely as contracted. These contracts related to customer financing have various maturity dates over the next one to five years. The contingent liability relating to affiliate contracts is capped at 10% of the amount of the aggregate outstanding contracts. Certain construction contracts with Deere Credit are full recourse while agricultural contracts are limited to a cash deposit amounting to 3% of the aggregate outstanding contracts. The Company also factors certain accounts receivable to Deere Credit with recourse, which therefore may be charged back to the Company. The contingent liability relating to CitiCapital is limited to 5% of the originated loans for any given year. These commitments represent only a small portion of the total related account balances; thus only accruals and payments for probable losses are recognized until the recourse (guarantee) expires. The financial risk amount is equal to the recourse (guaranteed) portion of the contractual amounts.

As of January 31, 2003, the contingent liability and required deposits for the above guarantees are as follows:

                                                               FINANCE
                                            GUARANTEED        DEPOSITS
(IN THOUSANDS)                                 AMOUNTS      RECEIVABLE
----------------------------------------------------------------------
Deere Credit Services, Inc.                $     3,114       $   1,670
CitiCapital Commercial Corporation              13,166             ---
ACL Company, LLC (affiliate)                        44             ---
Ag Capital Company (affiliate)                       2             ---
Other                                              261             ---
----------------------------------------------------------------------
Total                                       $   16,587       $   1,670
======================================================================

MINIMUM REPURCHASE GUARANTEES

         The Company has entered into sales agreements with certain customers, which are subject to repurchase agreements. Pursuant to these agreements, the Company, at the discretion of the customer, may be required to repurchase equipment at specified future dates at specified repurchase prices. With respect to these agreements, the Company believes the estimated future retail values of the equipment equals or exceeds the guaranteed repurchase prices. The Company accounts for transactions which have a guaranteed repurchase feature as leases.

The Company's existing repurchase agreements as of January 31, 2003 expire as follows:

(IN THOUSANDS)
----------------------------------------------------------
2004                                            $    1,480
2005                                                 1,641
2006                                                 1,752
2007                                                   539
2008                                                   249
----------------------------------------------------------
Total                                           $    5,661
==========================================================

LITIGATION

         On March 31, 2003, one of the Company's stockholders filed a complaint in the Delaware Court of Chancery purporting to commence a class action lawsuit on behalf of the Company's public stockholders against the Company, Mr. Offutt and each of the individual directors of the Company. In general, the complaint alleges, among other things: (1) breaches of fiduciary duty by each of the Company, Mr. Offutt and the members of the Company's Board of Directors in connection with Mr. Offutt's contemplated Tender Offer; (2) inadequate disclosure to minority stockholders of RDOE; and (3) that the consideration offered is inadequate. Among other remedies, the complaint seeks to enjoin the Tender Offer (and the follow-up merger) or, alternatively, damages in an unspecified amount and rescission in the event the Tender Offer (and the follow-up merger) occur. The Company and Mr. Offutt believe the complaint is without merit and intend to vigorously defend against these claims and after consultation with counsel, that it is remote that resolution of such claims will have a material adverse effect on the results of operations and cash flows of the Company.

         In the normal course of business, the Company is subject to various claims, legal actions, contract negotiations and disputes. Although the ultimate outcome of such claims cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that it is remote that resolution of such claims will have a material adverse effect on the results of operations and cash flows of the Company.

DEERE INDEMNIFICATION AGREEMENT

         Some time after the Company's initial public offering in January 1997, Deere advised the Company that it was requiring Deere dealerships to sign an indemnification agreement before "going public". Deere also informed the Company that it would not be willing to consider possible future acquisitions of Deere dealerships by the Company unless and until the Company signed such an agreement. After prolonged discussions and negotiations, the Company signed an indemnification agreement in March 2000. In general, this agreement provides that the Company will indemnify Deere (and its directors, officers, employees and agents) from and against lawsuits and other proceedings commenced by shareholders of the Company and by governmental agencies arising from (a) the registration, listing, offer, sale, distribution or resale of any security of the Company, (b) an untrue statement or omission, whether actual or alleged, in connection with any security of the Company, or (c) an allegation that Deere is a "controlling person" of the Company within the meaning of federal securities laws. The Company will pay, or reimburse Deere for, any judgments, penalties, expenses and other losses resulting from any such lawsuit or other proceeding. The Company has no obligation to indemnify Deere with respect to any judgment rendered against Deere as a result of Deere's own intentional or reckless misconduct or as a result of an untrue written statement of fact signed by an officer of Deere.

12. RELATED-PARTY TRANSACTIONS:

         The Company's significant related party transactions are with entities that are related as a result of mutual controlling ownership interest by Ronald
D. Offutt, the Company's Chairman and CEO. A summary of these transactions in addition to other related party transactions disclosed elsewhere in the notes herein is as follows:

         a. Ag Capital and ACL Company, LLC in past years have provided financing to customers purchasing equipment, parts and repair service from the Company. The Company is contingently liable to these related parties on a portion of this customer financing as summarized in Note 11.

         b. In addition, the Company had floor plan payables, notes payable and long-term debt owed to Ag Capital to finance inventory, various receivables and property and equipment as summarized in Notes 5 and 6. Interest expense paid to related parties totaled $243,000, $2.5 million and $3.2 million in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, these facilities were paid in full. The Company currently has no lending relationship with Ag Capital.

         c. The Company had sales to related parties totaling $2.3 million, $2.2 million and $2.7 in fiscal 2003, 2002 and 2001, respectively. The Company also leases certain retail space, real estate for a potential dealership site and vehicles from related parties. Total lease expense under these arrangements totaled $3.6 million, $3.6 million and $4.7 million in fiscal 2003, 2002 and 2001, respectively. In November 2002, the real estate for a potential dealership site that was being leased was purchased for the original cost of $1.1 million pursuant to the Company's original commitment.

         d. The Company paid a distribution to Ronald D. Offutt of $711,000 in fiscal 2002 relating to the Company's final S corporation distribution (See Note 10).

13. SUPPLEMENTAL CASH FLOW DISCLOSURES:

Supplemental cash flow disclosures for the Company as of January 31 are as follows:

(IN THOUSANDS)                                                               2003       2002       2001
--------------------------------------------------------------------------------------------------------
Cash payments for interest                                                 $ 3,205    $ 6,383    $ 3,230
========================================================================================================
Cash payments for income taxes                                             $   838    $   159    $ 4,663
========================================================================================================
Supplemental disclosures of non-cash investing and financing activities:
      Increase in assets and related long-term debt due to
         refinancing of operating lease                                    $ 3,565    $    --    $    --
      Decrease in assets related to sale of dealership through
         issuance of a receivable                                              454         --         --
      Decrease in assets related to sale of dealership assets
         through issuance of a receivable and purchaser's
         assumption of debt                                                     --         --     10,818
========================================================================================================

14. SEGMENT INFORMATION:

         Effective February 1, 2002, the Company's operations are classified into three business segments, based upon the way the Company manages its business: construction, agricultural and truck. In past reporting, the corporate business segment was designated as financial services and corporate. The Company has not restated the prior years' segment information as it is impractical to due so. Due to the current size and function of financial services activities, current and future segment reporting will include financial services information in the operating segment that generated the financial services revenues and expense. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy, medium, and light-duty trucks to customers primarily in the transportation and construction industries, to units of government and retail customers.

         The Company's performance measurement for its operating segments is income before income taxes. In addition, all corporate expenses are allocated on a reasonable basis to the Company's operating segments. Identifiable assets are those used exclusively in the operations of each business segment or which are allocated when used jointly. Corporate assets are principally comprised of cash, income tax receivables, certain property and equipment, and deferred income taxes.

The following table shows the Company's business segments and related financial information for fiscal years 2003, 2002 and 2001:

(IN THOUSANDS)                   CONSTRUCTION   AGRICULTURAL        TRUCK        CORPORATE(1)      TOTAL
---------------------------------------------------------------------------------------------------------
2003:
---------------------------------------------------------------------------------------------------------
   Revenues from
      external customers          $ 280,976       $ 189,765       $  63,723      $      --      $ 534,464
   Interest expense                   1,638             655              38             --          2,331
   Interest income                       38             369              41             --            448
   Depreciation and
     amortization                     2,918           1,386             237             --          4,541
   Income (loss) before
     income taxes                    (1,251)          4,536           1,812             --          5,097
   Identifiable assets              112,531          63,604          15,728         10,803        202,666
   Goodwill                          10,256           9,494           4,572             --         24,322
   Capital expenditures, net          2,649             (11)            105          1,446          4,189
=========================================================================================================

(1) For fiscal 2003, had the Company reported Financial Services and Corporate consistently with fiscal 2002 and 2001, the comparable numbers for fiscal 2003 would have been (in thousands): Revenues from external customers $2,549; Depreciation and amortization $606; Income before income taxes $1,038; Identifiable assets $21,731; Capital expenditures, net $1,476.

                                                                                 FINANCIAL
                                                                              SERVICES AND
(IN THOUSANDS)                   CONSTRUCTION   AGRICULTURAL        TRUCK        CORPORATE         TOTAL
---------------------------------------------------------------------------------------------------------
2002:
---------------------------------------------------------------------------------------------------------
   Revenues from
      external customers          $ 294,863       $ 168,462      $   84,331      $   2,264     $  549,920
   Interest expense                   4,390           1,309             950             --          6,649
   Interest income                       76             546              75             --            697
   Depreciation and
     amortization                     2,286           2,452             355            910          6,003
   Income (loss) before
     income taxes                    (6,422)          1,612             (49)           809         (4,050)
   Identifiable assets              110,786          59,314          21,690         24,804        216,594
   Goodwill                          10,256           9,494           4,572             --         24,322
   Capital expenditures, net            208            (323)             23            326            234
=========================================================================================================

2001:
---------------------------------------------------------------------------------------------------------
   Revenues from
      external customers          $ 316,577       $ 170,891       $ 187,138       $  5,772      $ 680,378
   Interest expense                   6,506           2,059           4,013             --         12,578
   Interest income                        2             562              53             --            617
   Depreciation and
     amortization                     2,530           2,697           1,205          1,033          7,465
   Income (loss) before income
     taxes and minority interest     (9,575)          1,385         (24,486)         1,392        (31,284)
   Identifiable assets              153,512          69,131          42,746         40,599        305,988
   Goodwill                          10,702           9,502           4,754             --         24,958
   Capital expenditures, net            786           1,856             268          1,565          4,475
=========================================================================================================

15. UNAUDITED QUARTERLY FINANCIAL DATA:

(IN THOUSANDS, EXCEPT PER SHARE DATA)           FIRST          SECOND          THIRD         FOURTH        TOTAL YEAR
---------------------------------------------------------------------------------------------------------------------
FISCAL 2003:
---------------------------------------------------------------------------------------------------------------------
      Total revenues                          $ 148,250       $ 144,647      $ 139,172      $ 102,395       $ 534,464
      Gross profit                               24,269          25,123         25,596         18,816          93,804
      Net income (loss)                           1,034           1,333          1,522           (882)          3,007
      Net income (loss) per share
         - basic and diluted                       0.08            0.10           0.12          (0.07)           0.23
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------
   FISCAL 2002:
---------------------------------------------------------------------------------------------------------------------
      Total revenues                          $ 154,683       $ 149,015      $ 135,544      $ 110,678       $ 549,920
      Gross profit                               25,363          25,302         24,349         18,209          93,223
      Net income (loss)                            (356)            478              3         (2,555)         (2,430)
      Net income (loss) per share
         - basic and diluted                      (0.03)           0.04           0.00          (0.19)          (0.18)
=====================================================================================================================

See Note 3 for details of gain on sale of dealerships in the third quarter of fiscal 2003.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
RDO Equipment Co.:

In our opinion, the accompanying consolidated balance sheet as of January 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended present fairly, in all material respects, the financial position of RDO Equipment Co. and its subsidiaries as of January 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of January 31, 2002 and for each of the two years in the period ended January 31, 2002, prior to the revision discussed in "New Accounting Pronouncements" in Note 2, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 8, 2002.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective February 1, 2002.

As discussed above, the financial statements of RDO Equipment Co. as of January 31, 2002, and for each of the two years in the period ended January 31, 2002, were audited by other independent accountants who have ceased operations.
 As described in "New Accounting Pronouncements" in Note 2, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of February 1, 2002. We audited the transitional disclosures for 2002 and 2001 included in "New Accounting Pronouncements" in Note 2. In our opinion, the transitional disclosures for 2002 and 2001 in Note 2 are appropriate and have been appropriately applied. However, we were not engaged to audit, review or apply any procedures to the 2002 or 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2002 or 2001 financial statements taken as a whole.


/S/ PRICEWATERHOUSECOOPERS LLP

Minneapolis Minnesota
March 14, 2003, except for the seventh paragraph of Note 11 for which the date is March 31, 2003

         The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. As discussed in "New Accounting Pronouncements" in Note 2 to the accompanying consolidated financial statements, the Company has adopted SFAS No. 142. As discussed in "New Accounting Pronouncements" in Note 2, the Company has presented the transitional disclosures for 2002 and 2001 required by SFAS No. 142. The Arthur Andersen LLP report below does not extend to this change to the 2002 and 2001 consolidated financial statements. The transitional disclosures for the 2002 and 2001 consolidated financial statements were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To RDO Equipment Co.:

We have audited the accompanying consolidated balance sheets of RDO Equipment Co. (a Delaware corporation) and Subsidiaries as of January 31, 2002 and 2001*, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002*. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RDO Equipment Co. and Subsidiaries as of January 31, 2002 and 2001*, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002* in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP

/S/ Arthur Andersen LLP

Minneapolis, Minnesota,
March 8, 2002

* The fiscal 2001 consolidated balance sheet and the fiscal 2000 consolidated statements of operations, stockholders equity and cash flows are not required to be presented in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 17, 2002, the Board of Directors of the Company, at the recommendation of its audit committee, dismissed Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged PricewaterhouseCoopers LLP to serve as the Company's independent accountants for fiscal year 2003.

         Andersen's reports on the Company's consolidated financial statements for each of the years ended January 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION ABOUT DIRECTORS

         The following table sets forth certain information as of March 31, 2003, which has been furnished to the Company by the persons who currently serve as directors and will serve until the Company's next annual stockholders meeting.

                                                                                               DIRECTOR
DIRECTORS                  AGE     PRINCIPAL OCCUPATION                                         SINCE
---------                  ---     --------------------                                         -----
Ronald D. Offutt            60     Chairman and Chief Executive Officer of the Company           1968
                                   and R.D. Offutt Company

Allan F. Knoll(1)(2)        59     Chief Financial Officer and Secretary of R.D. Offutt          1974
                                   Company

Paul T. Horn                60     Retired Member, Board of Directors of R.D. Offutt             1986
                                   Company

Bradford M. Freeman(1)      61     Partner of Freeman Spogli & Co.                               1997

Ray A. Goldberg(2)          76     George M. Moffett Professor of Agriculture and                1997
                                   Business, Emeritus, at the Harvard Graduate School of
                                   Business Administration

Norman M. Jones(2)          72     Member, Board of Directors of LB Community Bank & Trust       1997

James D. Watkins(1)         55     Owner and President of J.D. Watkins Enterprises, Inc.         1997

Edward T. Schafer(2)        56     Chief Executive Officer of Extend America                     2001

Christi J. Offutt           33     Chief Operating Officer of the Company                        2002

------------------------
(1) Member of  the Compensation Committee

(2) Member of the Audit Committee

OTHER INFORMATION ABOUT DIRECTORS

     RONALD D. OFFUTT is the Company's founder, President, Chairman, Chief Executive Officer and principal stockholder. He has served as Chairman and Chief Executive Officer since the Company's formation in 1968. He has served as the Company's President since December 2000 and he served as a member of the Company's Office of the Chairman from December 1998 to December 2000. Mr. Offutt also serves as Chief Executive Officer and Chairman of the Board of R.D. Offutt Company ("Offutt Co.") and other entities he owns, controls or manages (collectively, "Offutt Entities") which are engaged in a variety of businesses such as farming, food processing, auto dealerships and agricultural financing activities, some of which transact business with the Company. See Item 13 "Certain Relationships and Related Transactions" of this Form 10-K. Mr. Offutt spent approximately one-half of his time on the business of the Company during fiscal 2003. He is former Chairman of the Board of Regents of Concordia College of Moorhead and is a graduate of Concordia College of Moorhead with a degree in Economics. Mr. Offutt is the father of Christi J. Offutt, Chief Operating Officer.

     ALLAN F. KNOLL has served as Secretary and a director of the Company since 1974. Mr. Knoll also served as a member of the Company's Office of the Chairman from December 1998 to December 2000. He served as Chief Financial Officer of the Company from 1974 through January 1999. Mr. Knoll also serves as Chief Financial Officer and Secretary of Offutt Co., and serves as a director and officer and is a beneficial stockholder of many of the Offutt Entities. Mr. Knoll spent approximately twenty percent of his time on the business of the Company during fiscal 2003. Mr. Knoll is a graduate of Moorhead State University with degrees in Business Administration and Accounting.

     PAUL T. HORN has served as a director of the Company since 1986. Mr. Horn served as a member of the Company's Office of the Chairman from December 1998 to December 2000, and as President of the Company from August 1996 to December 2000. Mr. Horn also served as Chief Operating Officer of the Company from 1986 through 1999. Mr. Horn served as a director and officer and was a beneficial stockholder of many of the Offutt Entities until his retirement in December 2002. Mr. Horn currently serves as Vice Chairman of the board of directors of Northern Grain Company, a regional grain elevator. Mr. Horn is a graduate of Michigan State University with degrees in Business Administration and Agronomy.

     BRADFORD M. FREEMAN has been a director of the Company since January 1997. Mr. Freeman is a founding partner of Freeman Spogli & Co., a private equity investment firm with offices in Los Angeles and New York. Since its founding in 1983, Freeman Spogli & Co. has organized the acquisitions of 34 companies with aggregate transaction values in excess of $12 billion. Mr. Freeman is a director of Edison International/Southern California Edison. Mr. Freeman serves on the board of trustees of Stanford University, St. Johns Hospital and the Smithsonian Museum. Mr. Freeman is a graduate of Stanford University and Harvard Business School.

     RAY A. GOLDBERG has been a director of the Company since January 1997. Mr. Goldberg has been a professor at the Harvard Graduate School of Business Administration since 1955 and became emeritus in July 1997. He also serves as a faculty member of the Agribusiness Senior Management Seminar. Mr. Goldberg serves on the board of directors of the following companies: Smithfield Foods, Inc., the largest vertically integrated producer and marketer of fresh pork and processed meats in the United States; Daymon Associates, a private label food leader that also provides coordination between food manufacturers and retailers; and Veritec Inc., a technology company that monitors quality control for food and pharmaceutical products.

     NORMAN M. JONES has been a director of the Company since January 1997. In December 1996, Mr. Jones organized Metro Bancorp, Inc., a regional banking firm located in Minneapolis, Minnesota, and served as its Chairman until its acquisition by AAL Bank & Trust ("AAL") in March 1999 at which time he became a member of the board of directors of AAL. From 1995 to July 1997, Mr. Jones was the Chairman of First Bank Savings, fsb, the thrift subsidiary of U.S. Bancorp (formerly First Bank System, Inc.). Prior to 1995, Mr. Jones was the Chairman and Chief Executive Officer of Metropolitan Financial Corporation, a regional thrift holding company, where he was employed from 1952 through 1995 when U.S. Bancorp acquired it. Mr. Jones is a board member and Chairman of Luther Seminary Foundation and an advisory board member for Slumberland, Inc., a retail furniture chain. Mr. Jones attended Concordia College of Moorhead. Mr. Jones is the brother-in-law to fellow Board member Mr. Schafer.

     JAMES D. WATKINS has been a director of the Company since January 1997. Mr. Watkins launched POPZ(R)popcorn in June of 1999 under the Soller group of companies which he owns and operates. Mr. Watkins founded J.D. Watkins Enterprises, Inc. (an investment company involved in domestic and international companies, acquisitions and investments) in June 1993 and continues to serve as its President. Mr. Watkins founded Golden Valley Microwave Foods, Inc. (a company specializing in food products designed for use in microwave ovens) in 1978 and continuously served as its Chairman and Chief Executive Officer until it was acquired by ConAgra, Inc. (a diversified international food company) in July 1991. Mr. Watkins served in ConAgra's Office of the President as President and Chief Operating Officer of ConAgra Diversified Products Companies until July 1997. Mr. Watkins currently serves as a Trustee of Ronald McDonald House Charities. Mr. Watkins is a graduate of the University of Minnesota with a degree in Economics and Fine Arts.

     EDWARD T. SCHAFER has been a director since August 2001. Mr. Schafer is currently the Chief Executive Officer of Extend America, a telecommunications company. Mr. Schafer is the former governor of the State of North Dakota serving from 1992 to 2000. Mr. Schafer has a bachelor's degree from the University of North Dakota and a master's degree in Business Administration from the University of Denver. Mr. Schafer is the brother-in-law to fellow Board member Mr. Jones.

     CHRISTI J. OFFUTT has served as Chief Operating Officer of the Company since January 2001. She previously served as Senior Vice President - Midwest Agriculture from June 1999 to January 2001 and as Vice President - Strategic Planning from December 1998 until June 1999, and as Legal Counsel of Offutt Co. from January 1997 until December 1998. Ms. Offutt is a graduate of University of Puget Sound with degrees in politics and government and in business administration, and received her law degree in May 1996 from Boston University. She is the daughter of Ronald D. Offutt, Chairman and Chief Executive Officer.

     The Company's audit committee consists of Messrs. Knoll, Jones, Goldberg and Schafer. Mr. Knoll is the audit committee financial expert, but is not independent under Section 303.01(B)(3) of the New York Stock Exchange's Listed Company Manual.

     Information regarding executive officers is presented in Part I of this Form 10-K as Item 4A.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Class A

Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Class A Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) reports they file. The Company believes that all directors, executive officers and beneficial owners of more than 10% of the Company's Class A Common Stock have filed with the SEC on a timely basis all reports required to be filed under Section 16 of the Exchange Act.

CODE OF ETHICS

         The Company currently has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. The Company along with legal counsel is currently in the process of developing a code of ethics for the above mentioned officers of the Company. Once the code of ethics is finalized and adopted by the Company, the Company will, as required, file a copy as an exhibit to its next annual report and post the text of the code of ethics on its internet website and disclose in its next annual report the address of the internet website containing the Company's code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION AND OTHER BENEFITS

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and by each of the four most highly paid executive officers of the Company for fiscal 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                       ANNUAL COMPENSATION     NUMBER OF SHARES
NAME AND PRINCIPAL POSITION(S)             FISCAL     ---------------------      UNDERLYING         ALL OTHER
DURING FISCAL 2003                          YEAR      SALARY     CASH BONUS      OPTIONS(1)        COMPENSATION
------------------                           ----     ------     ----------      ----------        ------------
Ronald D. Offutt                             2003          --            --           30,000              --
     PRESIDENT,CHAIRMAN AND                  2002          --            --               --              --
     CHIEF EXECUTIVE OFFICER                 2001          --            --               --              --

Christi J. Offutt                            2003    $171,600       $84,000           35,000               --
     CHIEF OPERATING OFFICER                 2002    $163,523         --              33,333               --
                                             2001    $119,677       $30,000            7,000               --

Steven B. Dewald                             2003    $156,022       $66,000           30,000               --
     CHIEF FINANCIAL OFFICER                 2002    $143,331         --              25,000               --
                                             2001    $139,797         --                --                 --

Thomas K. Espel(2)                           2003    $ 40,000         --                --                 --
     TREASURER AND                           2002    $134,335         --              33,333               --
     ASSISTANT SECRETARY                     2001    $199,615         --                --                 --

Kenneth J. Horner, Jr.(3)                    2003    $156,024         --              20,000               --
     FORMER EXECUTIVE VICE PRESIDENT -       2002    $164,100         --              33,333               --
     PROJECT/PROCESS MANAGEMENT              2001    $187,693         --               7,000               --

---------------------------------
(1)  All options were granted under the Incentive Plan.

(2) Mr. Espel is currently the Treasurer and Assistant Secretary of the Company and also served as Chief Financial Officer until July 2001.

(3) Mr. Horner served as Executive Vice President - Project/Process Management during fiscal 2003 and left the Company in February 2003.

OPTIONS GRANTED

         The following table provides information regarding the persons named in the foregoing Summary Compensation Table who received an option grant during fiscal 2003:

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF      PERCENT OF                                   ASSUMED ANNUAL RATES OF
                              SHARES      TOTAL OPTIONS     EXERCISE                    STOCK PRICE APPRECIATION
                            UNDERLYING      GRANTED TO      OR BASE                        FOR OPTION TERM(1)
                              OPTIONS      EMPLOYEES IN    PRICE PER    EXPIRATION         ------------------
NAME                          GRANTED      FISCAL 2003       SHARE       DATE              5%             10%
----                          -------      -----------       -----       ----              --             ---
Ronald D. Offutt             30,000(2)         14.3%        $5.35       6/3/07          $44,343         $97,987

Christi J. Offutt            30,000(2)         14.3%        $5.35       6/3/07          $44,343         $97,987
                              5,000(2)          2.4%        $5.35       6/3/12          $16,823         $42,633

Steven B. Dewald             25,000(2)         11.8%        $5.35       6/3/07          $36,953         $81,656
                              5,000(2)          2.4%        $5.35       6/3/12          $16,823         $42,633

Kenneth J. Horner            15,000(2)          7.1%        $5.35       6/3/07          $22,172         $48,993
                              5,000(2)          2.4%        $5.35       6/3/12          $16,823         $42,633

(1) The five and ten percent rates of appreciation are set by the rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the price of Common Stock.

(2) This option was granted under the Incentive Plan on June 4, 2002 at the then fair market value of Common Stock. It became exercisable in full at the date of grant.

OPTION EXERCISES AND OPTION VALUES

         The following table provides information regarding option exercises and the value of unexercised options held by the persons named in the foregoing Summary Compensation Table:

                   AGGREGATED OPTION EXERCISES IN FISCAL 2003
                   AND OPTION VALUES AT THE END OF FISCAL 2003

                                                                                          VALUE OF UNEXERCISED
                                SHARES                 NUMBER OF UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                               ACQUIRED                    AT JANUARY 31, 2003            AT JANUARY 31, 2003(1)
                                 ON          VALUE     ----------------------------    ----------------------------
NAME                           EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                           --------    --------    -----------    -------------    -----------    -------------
Ronald D. Offutt                  0           0          160,000              --              --               --
Christi J. Offutt                 0           0           73,133           4,700         $57,333               --
Steven B. Dewald                  0           0           75,000              --         $47,250               --
Thomas K. Espel                   0           0           59,333           6,500         $57,333               --
Kenneth J. Horner, Jr.            0           0           58,133           4,700         $57,333               --

(1) Value based on the difference between the fair market value of one share of Class A Common Stock at January 31, 2003 ($5.02) and the exercise price of the options ranging from $3.00 to $15.50 per share. Options are in-the-money if the market price of the shares exceeds the option exercise price.

CONFIDENTIALITY AGREEMENTS

         Option grants to officers of the Company are conditioned upon the recipient having signed an agreement regarding confidential information. These agreements generally prohibit disclosure of confidential information to anyone outside the Company both during and after employment. In addition, option grants to executive officers of the Company are conditioned upon the recipient having signed an agreement regarding non-competition and inventions. These agreements generally restrict the employee from competing with the Company for a period of time after termination of employment with the Company, and provides any inventions or other works of authorship relating to or resulting from the employee's work for the Company will be the exclusive property of the Company.

COMPENSATION OF DIRECTORS

         Directors who are not employees or officers of the Company receive $1,000 per month and $500 for each Board and committee meeting attended. Directors who are employees or officers of the Company do not receive additional compensation for service as a director. In addition, all directors are entitled to be reimbursed for certain expenses in connection with attendance of Board and committee meetings.

         The Incentive Plan provides that a non-employee who becomes a director of the Company will receive an option to purchase 10,000 shares of Class A Common Stock, with such vesting periods as the Board or the Compensation Committee may determine. Directors are eligible to receive options in addition to these initial grants. On June 4, 2002, each non-employee director of the Company received an option grant of 2,000 shares at an exercise price of $5.35 that vested immediately on the date of grant.

         On December 16, 2002, after receiving a letter from Ronald D. Offutt, the Chairman of the Board of Directors, Chief Executive Officer and majority stockholder of the Company, expressing an interest in acquiring all of the shares of the Class A Common Stock of the Company that Mr. Offutt does not currently own or control, the Company's Board of Directors appointed a Special Committee to evaluate the fairness of the offer and make a recommendation with respect to the offer. Each member of the Special Committee is entitled to payment by the Company of a meeting fee of $1,000 (except for the chair of the Special Committee, Norman M. Jones, who will receive a meeting fee of $2,000). In addition, the Company has agreed to reimburse the Special Committee for all out-of-pocket expenses incurred in connection with service on the Special Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2003, no member of the Compensation Committee (i) was an officer, former officer or employee of the Company, except Mr. Knoll, or (ii) had any business relationship or conducted any transactions with the Company, other than the relationships disclosed under Item 13 "Certain Relationships and Related Transactions" in this Form 10-K involving Mr. Knoll.

         During fiscal 2003, no officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose officers served on the Board, other than Messrs. Offutt and Knoll with respect to the Offutt Entities, Mr. Espel with respect to Ag Capital, and Ms. Offutt with respect to PROffutt Limited Partnership (an Offutt Entity), or (ii) a director of another entity, one of whose officers served on the Board, other than Messrs. Offutt and Knoll with respect to the Offutt Entities and Mr. Espel with respect to Ag Capital.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board (the "Compensation Committee") is authorized to recommend compensation for the Company's directors and corporate officers, review compensation for the Company's operating officers, review the Company's retirement, health and welfare plans that cover substantially all employees (including the management of such plans), and administer the Incentive Plan (including determining the participants in the Incentive Plan and the amount, timing and other terms and conditions of awards under the Incentive Plan). During fiscal 2003, the Compensation Committee was comprised of Bradford M. Freeman, Allan F. Knoll and James D. Watkins. The Compensation Committee has furnished this report on executive compensation for fiscal 2003.

COMPENSATION PHILOSOPHY AND OBJECTIVES

         The Company has developed a compensation policy that is designed to attract and retain executive officers responsible for the success of the Company and to motivate these persons to enhance long-term stockholder value. The executive compensation program presently consists primarily of annual base salary, short-term incentives in the form of annual cash bonuses, and long-term incentives in the form of stock options.

BASE SALARY

         Base salaries for executive officers of the Company are determined annually. This assessment involves a number of criteria and information including individual performance, cost of living and total compensation being paid for comparable positions at companies with which the Company competes for executive and management talent (e.g., specialty retailers such as equipment and truck dealership and rental companies). Principles of internal equity are also considered by evaluating salaries of comparable levels of responsibility within the Company.

CASH BONUS

         All executive officers are eligible to receive annual cash bonuses. The amount and performance criteria are determined annually and are based, in part, on an assessment of total compensation being paid for comparable positions at companies with which the Company competes for executive and management talent.

         Cash bonuses for executive corporate officers are based on individual performance and the Company's overall performance. Cash bonuses for executive operating officers are determined based on achievement of a variety of performance factors and criteria, including targeted return on assets, earnings per share growth, efficiency of asset management, profitability, sales growth, productivity and product support. Bonuses accrue monthly based on performance targets and are paid at the end of the fiscal year.

STOCK OPTION PROGRAM

         The Company adopted the Incentive Plan in connection with becoming a public company as a mechanism to advance the best interests of the Company and its stockholders by attracting, retaining and motivating employees, directors, advisors and consultants of the Company. The Incentive Plan provides for the grant of stock options (which may be non-qualified stock options or incentive stock options for tax purposes), stock appreciation rights issued independent of or in tandem with such options ("SARs"), restricted stock awards and performance stock awards, thereby increasing the personal stake of Incentive

Plan participants in the continued success and growth of the Company. Equity participation in the Company, particularly through the grant of stock options, is anticipated to continue as an important part of future executive and management compensation.

CEO COMPENSATION

         Mr. Offutt serves as the Company's Chief Executive Officer since the Office of the Chairman was dissolved in December 2000. Mr. Offutt did not receive a salary in fiscal 2003. In addition, Mr. Offutt was not compensated for the personal guarantee he provided to Deere. The Compensation Committee believes that Mr. Offutt was fully motivated to enhance long-term stockholder value as a result of his beneficial ownership of the Common Stock of the Company (see "Beneficial Ownership of Management").

SECTION 162(m)

         The Omnibus Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code of 1986, as amended (the "Code"), limiting corporate deductions to $1,000,000 for certain compensation paid to the chief executive officer and each of the four other most highly compensated executives of publicly held companies. The Compensation Committee does not anticipate the Company will pay "compensation" within the meaning of Section 162(m) to such executive officers in excess of $1,000,000 in the foreseeable future. Therefore, the Compensation Committee and the Company do not have a policy at this time regarding qualifying compensation paid to its executive officers for deductibility under Section 162(m), but the Compensation Committee will formulate a policy on behalf of the Company if compensation levels approach $1,000,000

         The following members of the Compensation Committee are giving this report:

                                            Bradford M. Freeman
                                            Allan F. Knoll
                                            James D. Watkins

                          COMPARATIVE PERFORMANCE GRAPH

         The following performance graph compares the performance of the Company's Common Stock to the Standard & Poor's 500 Stock Index and the Standard & Poor's Construction & Farm Machinery Index. Previously, the Company's Common Stock was compared to Standard & Poor's Diversified Machinery Group Index. In 2001, Standard and Poor deleted the Diversified Machinery Group Index under the restructuring and transition to the Global Industry Classification Standard "GICS". This graph assumes that $100 was invested in the Company's Common Stock and in each of the two indices at January 31, 1998 and that subsequent dividends were reinvested in connection with those indices.



                              [PLOT POINTS CHART]

-------------------------------------------------------------------------------------------------------------
                              1/98           1/99          1/00           1/01           1/02           1/03
-------------------------------------------------------------------------------------------------------------
RDO                          100.00          45.95         32.09          21.62          19.35          27.14
-------------------------------------------------------------------------------------------------------------
S & P Machinery              100.00          77.88         90.60          94.36         109.39          99.73
-------------------------------------------------------------------------------------------------------------
S & P 500                    100.00         132.49        146.20         144.88         121.49          93.52
-------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth information with respect to each stockholder who the Company believes to be a beneficial owner of more than five percent of either class of outstanding Common Stock. Percentages are calculated based upon shares outstanding as of March 31, 2003:

                                           NUMBER OF         PERCENT        NUMBER OF         PERCENT
NAME AND ADDRESS                         CLASS A SHARES     OF CLASS      CLASS B SHARES     OF CLASS
----------------                         --------------     --------      --------------     --------
Rutabaga Capital Management(1)              545,100           10.5%                --             --
     64 Broad Street
     Boston, Massachusetts  02109

Dimensional Fund Advisors Inc.(2)           370,550            6.5%                --             --
     1299 Ocean Avenue
     Santa Monica, California  90401

Ronald D. Offutt(3)                         675,392           12.7%         7,450,492          100.0%
     2829 South University Drive
     Fargo, North Dakota  58103

Allan F. Knoll(4)                           674,670           12.7%                --             --
     2829 South University Drive
     Fargo, North Dakota  58103

Paul T. Horn(4)                             453,080            8.7%                --             --
     2829 South University Drive
     Fargo, North Dakota  58103

----------------------
(1) Based solely upon information contained in Schedule 13G of Rutabaga Capital Management ("Rutabaga") dated February 19, 2003. According to this filing with the Securities and Exchange Commission ("SEC"), Rutabaga is a registered investment advisor and has sole voting power over 285,900 shares and shared voting power over 259,200 shares and has sole dispositive power over all of these shares.

(2) Based solely upon information contained in Schedule 13G of Dimensional Fund Advisors Inc. ("DFA") dated February 3, 2003. According to this filing with the SEC, DFA is a registered investment advisor, and these shares are owned by registered investment companies to which DFA furnishes investment advice and by other investment vehicles for which DFA serves as investment manager. This filing also indicates that DFA has sole voting power and sole dispositive power over these shares.

(3) Mr. Offutt is the Company's founder and principal stockholder. See "Information about Directors" above and "Beneficial Ownership of Management" below for more information about Mr. Offutt and his beneficial ownership of Common Stock.

(4) See "Information about Directors" above and "Beneficial Ownership of Management" below for more information about Mr. Knoll, who is a director and officer of the Company and Mr. Horn, who is a director of the Company, and their respective beneficial ownership of Class A Common Stock.

                       BENEFICIAL OWNERSHIP OF MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of Common Stock of the Company as of March 31, 2003, unless otherwise noted, for (a) each director and officer named in the Summary Compensation Table (set forth below) except for Kenneth J. Horner who is no longer an officer as of March 31, 2003, and (b) all officers and directors of the Company as a group. The address for all officers and directors of the Company is 2829 South University Drive, Fargo, North Dakota 58103.

                                      NUMBER OF SHARES        PERCENT OF TOTAL
                                --------------------------      CLASS A AND       PERCENT OF TOTAL
NAME OF STOCKHOLDER             CLASS A(1)         CLASS B     CLASS B SHARES      VOTING POWER(2)
-------------------             ----------         -------     --------------      ---------------
Ronald D. Offutt                675,392(3)(4)    7,450,492             63.5%                86.7%
Allan F. Knoll                  674,670(5)              --              5.3%                 1.9%
Paul T. Horn                    453,080(6)              --              3.6%                 1.3%
Bradford M. Freeman              79,000                 --               *                    *
Ray A. Goldberg                  30,500                 --               *                    *
Norman M. Jones                 107,615                 --               *                    *
James D. Watkins                 64,000                 --               *                    *
Edward T. Schafer                12,000                 --               *                    *
Christi J. Offutt                86,033                 --               *                    *
Steven B. Dewald                 95,000                 --               *                    *
Thomas K. Espel                  76,906                 --               *                    *
All officers and directors
  as a group (11 persons)     1,400,896(3)(4)    7,450,492             67.1%                87.8%

* Less than one percent.

(1)  Includes 160,000, 32,500, 32,500, 29,000, 29,000, 29,000, 29,000, 12,000,
     74,533, 75,000, 59,333, and 561,866 shares subject to options which are held by Offutt, Knoll, Horn, Freeman, Goldberg, Jones, Watkins, Schafer, Offutt, Dewald, Espel and all officers and directors as a group, respectively, which were exercisable on or within 60 days after March 31, 2003.

(2) In calculating the percentage of total voting power, the voting power of shares of Class A Common Stock (one vote per share) and Class B Common Stock (four votes per share) is aggregated.

(3) Excludes 7,450,492 shares of Class A Common Stock into which Mr. Offutt's 7,450,492 shares of Class B Common Stock are convertible on a one-for-one basis.

(4) Excludes 12,903 shares of Class A Common Stock owned by Mr. Offutt's spouse as to which shares he disclaims any beneficial ownership.

(5) Includes 608,595 shares of Class A Common Stock that Mr. Knoll has the right to acquire from Mr. Offutt pursuant to an option agreement. Excludes 100 shares of Class A Common Stock owned by Mr. Knoll's spouse as to which shares he disclaims any beneficial ownership.

(6) Includes 344,705 shares of Class A Common Stock that Mr. Horn has the right to acquire from Mr. Offutt pursuant to an option agreement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table summarizes outstanding options under the Company's 1996 Stock Incentive Plan as of January 31, 2003. Options granted in the future under the plan are within the discretion of our Compensation Committee and therefore cannot be ascertained at this time.

                                                                                            NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                    ISSUED UPON EXERCISE OF       EXERCISE PRICE OF          COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        (EXCLUDING SECURITIES
         PLAN CATEGORY                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
         -------------                -------------------        -------------------      ------------------------
Equity compensation plans
approved by security holders                897,399                     $7.47                      365,631

Equity compensation plans not
approved by security holders                     --                        --                          --

Total                                       897,399                     $7.47                      365,631

         The Company's only equity compensation plan is the 1996 Stock Incentive Plan. We do not have any other equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company historically has engaged, and expects to engage in the future, in business transactions with various Offutt Entities, including Ag Capital, ACL Company, LLC ("ACL") and Farmers Equipment Rental, Inc. ("FER"), financing institutions which are controlled by Mr. Offutt and provide working capital and floor plan financing to the Company and/or financing to the Company's customers. Messrs. Offutt and Knoll each serve as officers or directors and have ownership interests in various of the Offutt Entities, including all of the Offutt Entities which have engaged in and will continue to engage in transactions with the Company, as described below. All transactions between the Company and any of the Offutt Entities or any of the Company's officers, directors, principal stockholders and their affiliates are approved both by a majority of all members of the Board and by a majority of the independent and disinterested outside directors, and are on terms believed to be no less favorable to the Company than could be obtained from unaffiliated third parties.

         The Company had sales to various Offutt Entities of equipment, trucks and related parts and service totaling $2.3 million in fiscal 2003. At times during fiscal 2003, the Company leased its executive offices and 21 of its store locations and real estate for a potential dealership site from an Offutt Entity, and leased some of its service vehicles from ACL. Total rent expense for these leases was $3.6 million in fiscal 2003. These leases have terms expiring at various times from 2003 to 2012. In November 2002, the real estate for a potential dealership site that was being leased from an Offutt Entity was purchased for the original cost of $1.1 million pursuant to the Company's original commitment.

         The Company receives corporate support services from various Offutt Entities, including office space for its executive offices, use of conference and meeting facilities, use of an aircraft for Company business, administration of the Company's tax exempt voluntary employee benefit trust, real estate management services, and clerical and legal services. Total charges for such services were $790,000 in fiscal 2003. All such services are provided to the Company pursuant to a corporate services agreement, which is terminable by the Company in whole or in part on 30 days' notice, on the same cost basis as in prior years (based on pro rata usage of services or at a fixed charge).

         Ag Capital, ACL and FER in past years have provided financing to the Company's customers. The total amount of such customer financing outstanding as of the end of fiscal 2003 was $460,000. To facilitate sales to certain customers, the Company guarantees a portion of the outstanding balances of certain customer notes and lease contracts financed by third parties, including customer financing provided by Ag Capital, ACL and FER. The amount guaranteed by the Company to Ag Capital, ACL and FER for customer financing was $46,000 as of January 31, 2003.

         In the past, the Company financed certain of its working capital needs, primarily inventory financing for non-Deere equipment, receivables, property and equipment and acquisitions, through Ag Capital. These financing arrangements were paid off during fiscal 2003. Interest rates for these financing arrangements were based on LIBOR and the prime rate. Total interest paid by the Company to Ag Capital was $243,000 in fiscal 2003. The Company currently has no lending relationship with Ag Capital.

         Under an agreement with Deere, Mr. Offutt personally guarantees all Company obligations to Deere. Mr. Offutt has the right to terminate his personal guaranty at any time, which would require the Company to obtain a letter of credit in an amount meeting Deere's then current guidelines from a bank acceptable to Deere. As of January 31, 2003, the required amount of the letter of credit to replace Mr. Offutt's personal guaranty was approximately $14.9 million. The Company estimates that it would cost approximately $299,000 per year to replace Mr. Offutt's personal guarantee with a letter of credit.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS.
            ---------------------

          o    Consolidated Balance Sheets as of January 31, 2003 and 2002

          o Consolidated Statements of Operations for the years ended January 31, 2003, 2002 and 2001

          o Consolidated Statements of Stockholders' Equity for the years ended January 31, 2003, 2002 and 2001

          o Consolidated Statements of Cash Flows for the years ended January 31, 2003, 2002 and 2001

          o    Notes to Consolidated Financial Statements

          o    Reports of Independent Accountants

     (a)(2) FINANCIAL STATEMENT SCHEDULES.
            ------------------------------

          Schedule II, Valuation and Qualifying Accounts for the year ended January 31, 2003 is included in this Form 10-K at page 84, including Reports of Independent Accountants at page 85.

          All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information required is included in the consolidated financial statements or notes thereto.

          (a)(3) EXHIBITS.
                 ---------

          The exhibits to this Form 10-K are listed in the Exhibit Index on pages 87 through 91 below. Copies of these exhibits are available upon request to RDO Equipment Co., Stockholder Relations, P. O. Box 7160, Fargo, North Dakota 58106-7160 or to invest@rdoequipment.com.

          (b) REPORTS ON FORM 8-K.
              --------------------

          The Company filed a Current Report on Form 8-K dated December 17, 2002 under Item 5 regarding the letter received from Ronald D. Offutt expressing an interest in acquiring all of the shares of the Class A Common Stock of the Company that Mr. Offutt does not currently own or control.

          (c) See Exhibit Index on pages 87 through 91 below for a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K pursuant to Item 15(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 22, 2003
                                        RDO EQUIPMENT CO.

                                        By: /s/ Ronald D. Offutt
                                            ------------------------------------
                                            Ronald D. Offutt
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 22, 2003 by the following persons on behalf of the registrant and in the capacities indicated.


Signature                        Title
---------                        -----


/s/ Ronald D. Offutt             Chairman of the Board, Chief Executive Officer,
----------------------------     President and Director (principal executive
Ronald D. Offutt                 officer)


/s/ Christi J. Offutt            Chief Operating Officer and Director
----------------------------
Christi J. Offutt


/s/ Steven B. Dewald             Chief Financial Officer
----------------------------     (principal financial officer)
Steven B. Dewald


/s/ David M. Horner              Director of Accounting and Reporting
----------------------------     (principal accounting officer)
David M. Horner


/s/ Allan F. Knoll               Secretary and Director
----------------------------
Allan F. Knoll


/s/ Paul T. Horn                 Director
----------------------------
Paul T. Horn


/s/ Bradford M. Freeman          Director
----------------------------
Bradford M. Freeman


/s/ Ray A. Goldberg              Director
-----------------------------
Ray A. Goldberg


/s/ Norman M. Jones              Director
----------------------------
Norman M. Jones


/s/ James D. Watkins             Director
----------------------------
James D. Watkins


/s/ Edward T. Schafer            Director
----------------------------
Edward T. Schafer

                                 CERTIFICATIONS

I, Ronald D. Offutt, certify that:

1.   I have reviewed this annual report on Form 10-K of RDO Equipment Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003                               /s/ Ronald D. Offutt
                                                   -----------------------------
                                                   Ronald D. Offutt
                                                   Chief Executive Officer
                                                   (principal executive officer)

                                 CERTIFICATIONS

I, Steven B. Dewald, certify that:

1.   I have reviewed this annual report on Form 10-K of RDO Equipment Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2002                               /s/ Steven B. Dewald
                                                   -----------------------------
                                                   Steven B. Dewald
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 2003, 2002, AND 2001

                                                         ADDITIONS
                                        BALANCE AT       CHARGED TO                     BALANCE AT
                                        BEGINNING          COSTS                          END OF
                                        OF PERIOD       AND EXPENSES      DEDUCTIONS      PERIOD
--------------------------------------------------------------------------------------------------
January 31, 2003:
  Accounts Receivable:
     Allowance for doubtful accounts    $2,665,557       $4,642,399       $4,644,084    $2,663,872
  Accrued Liabilities:
     Restructuring reserve                 235,655               --          235,655            --

January 31, 2002:
  Accounts Receivable:
     Allowance for doubtful accounts     2,475,860        3,515,683        3,325,986     2,665,557
  Accrued Liabilities:
     Restructuring reserve                 985,232               --          749,577       235,655

January 31, 2001:
  Accounts Receivable:
     Allowance for doubtful accounts     1,873,695        1,973,128        1,370,963     2,475,860
  Accrued Liabilities:
     Restructuring reserve                      --          985,232               --       985,232
==================================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders, of RDO Equipment Co.

Our audit of the consolidated financial statements referred to in our report dated March 14, 2003, except for the seventh paragraph of Note 11 for which the date is March 31, 2003, appearing in the 2003 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule for the year ended January 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of RDO Equipment Co. for the years ended January 31, 2002 and 2001, was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule in their report dated March 8, 2002.

/S/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
March 14, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report originally applied to supplemental Schedule II - Valuation and Qualifying Accounts for the years ended January 31, 2002, 2001 and 2000. The financial statement schedule information for the year ended January 31, 2000, is not included in this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

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

              EXHIBIT INDEX FOR FISCAL YEAR ENDED JANUARY 31, 2003

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

10.13       RDO Equipment Co. 1996 Stock Incentive Plan*       Incorporated by reference to Exhibit 10.8 to
                                                               the Company's Annual Report on Form 10-K for
                                                               the fiscal year ended January 31, 1997. (File
                                                               No. 1-12641)

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
                                                               No. 1-12641)

ITEM NO.    ITEM                                               METHOD OF FILING
--------    ----                                               ----------------
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

10.18       Form of Amended and Restated Indemnification       Filed herewith.
            Agreement and Guarantee*

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

10.20       Credit Agreement Modification to RDO Equipment     Incorporated by reference to Exhibit 10.20 to
            Co. Credit Agreement with Ag Capital Company       the Company's Annual Report on Form 10-K for
                                                               the fiscal year ended January 31, 2002. (File
                                                               No. 1-12641)

10.21       First Addendum to Amended and Restated             Filed herewith.
            Security Agreement between John Deere
            Construction and Forestry Company (f/k/a John
            Deere Construction Equipment Company, Deere
            Credit, Inc. and John Deere Company and RDO
            Agriculture Equipment Co., RDO Equipment Co.,
            RDO Financial Services Co., RDO Material
            Handling Co., RDO Truck Center Co. and RDO
            Construction Equipment Co.

10.22       Guaranty by RDO Equipment Co. of Loan              Incorporated by reference to Exhibit 10.2 to
            Agreement between John Deere Construction &        the Company's Quarterly Report on Form 10-Q for
            Forestry Company, Deere Credit, Inc., and John     the fiscal quarter ended July 31, 2002. (File
            Deere Company and RDO Agriculture Equipment        No. 1-12641)
            Co., RDO Construction Equipment Co., RDO
            Financial Services Co. and RDO Material
            Handling Co.

10.23       Loan and Security Agreement between RDO            Incorporated by reference to Exhibit 10.1 to
            Construction Equipment Co. and CitiCapital         the Company's Quarterly Report on Form 10-Q for
            Commercial Corporation                             the fiscal quarter ended October 31, 2002.
                                                               (File No. 1-12641)

10.24       Loan and Security Agreement between RDO            Incorporated by reference to Exhibit 10.2 to
            Agriculture Equipment Co. and CitiCapital          the Company's Quarterly Report on Form 10-Q for
            Commercial Corporation                             the fiscal quarter ended October 31, 2002.
                                                               (File No. 1-12641)

ITEM NO.    ITEM                                               METHOD OF FILING
--------    ----                                               ----------------
10.25       Loan and Security Agreement between RDO            Incorporated by reference to Exhibit 10.3 to
            Material Handling Co. and CitiCapital              the Company's Quarterly Report on Form 10-Q for
            Commercial Corporation                             the fiscal quarter ended October 31, 2002.
                                                               (File No. 1-12641)

10.26       Third Amended and Restated Loan Agreement          Filed herewith.
            between John Deere Construction and Forestry
            Company, Deere Credit, Inc., and John Deere
            Company and RDO Agriculture Equipment Co., RDO
            Construction Equipment Co., RDO Financial
            Services Co. and RDO Material Handling Co.

10.27       First Addendum to Third Amended and Restated       Filed herewith.
            Loan Agreement between John Deere Construction
            and Forestry Company, Deere Credit, Inc., and
            John Deere Company and RDO Agriculture
            Equipment Co., RDO Construction Equipment Co.,
            RDO Financial Services Co. and RDO Material
            Handling Co.

10.28       Second Addendum to Third Amended and Restated      Filed herewith.
            Loan Agreement between John Deere Construction
            and Forestry Company, Deere Credit, Inc., and
            John Deere Company and RDO Agriculture
            Equipment Co., RDO Construction Equipment Co.,
            RDO Financial Services Co. and RDO Material
            Handling Co.

10.29       Amendment to Loan and Security Agreement           Filed herewith.
            between RDO Construction Equipment Co. and
            CitiCapital Commercial Corporation

10.30       Amendment to Loan and Security Agreement           Filed herewith.
            between RDO Agriculture Equipment Co. and
            CitiCapital Commercial Corporation

10.31       Amendment to Loan and Security Agreement           Filed herewith.
            between RDO Material Handling Co. and
            CitiCapital Commercial Corporation

ITEM NO.    ITEM                                               METHOD OF FILING
--------    ----                                               ----------------
21.1        Subsidiaries                                       Filed herewith.

23.1        Consent of Independent Public Accountants          Filed herewith.

23.2        Consent of Independent Public Accountants          Incorporated by reference to Exhibit 23.1 to
                                                               the Company's Annual Report on Form 10-K for
                                                               the fiscal year ended January 31, 2002. (File
                                                               No. 1-12641)

99.1        Letter to Securities and Exchange Commission       Incorporated by reference to Exhibit 99.1 to
            Regarding Arthur Andersen LLP Representations      the Company's Annual Report on Form 10-K for
                                                               the fiscal year ended January 31, 2002. (File
                                                               No. 1-12641)

99.2        Certifications of CEO and CFO pursuant to          Filed herewith.
            Section 906 of the Sarbanes-Oxley Act of 2002,
            18 U.S.C. Section 1350

-------------------------
* Management contract or compensatory plan or arrangement filed as an exhibit pursuant to Item 15(c) of Form 10-K.