Form 10-Q
period 2003-04-30
RDO EQUIPMENT CO
filed 2003-06-16
CIK 1023902

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

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

       The number of shares outstanding of the registrant as of June 10, 2003:

                 Common Stock                         100



================================================================================

                          PART I - FINANCIAL INFORMATON

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended April 30,
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)(UNAUDITED)                 2003            2002
     ---------------------------------------------------------------------------------------------
     Revenues
         Equipment and truck sales                                     $ 99,273         $110,377
         Parts and service                                               37,095           38,016
                                                                       --------         --------
              Total revenues                                            136,368          148,393

     Cost of revenues
         Equipment and truck                                             88,776           99,920
         Parts and service                                               23,260           23,780
                                                                       --------         --------
              Total cost of revenues                                    112,036          123,700
                                                                       --------         --------
     Gross profit                                                        24,332           24,693

     Selling, general and administrative expenses                        22,068           22,148
                                                                       --------         --------
              Operating income                                            2,264            2,545
     Interest expense                                                       457              866
     Other income                                                           254               74
                                                                       --------         --------
              Income before income taxes                                  2,061            1,753
     Income tax provision                                                   845              719
                                                                       --------         --------

     Net income                                                        $  1,216         $  1,034
                                                                       ========         ========

     Net income per share - basic and diluted                          $   0.10         $   0.08
                                                                       ========         ========

     Weighted average shares outstanding - basic                         12,632           13,001
                                                                       ========         ========
     Weighted average shares outstanding - diluted                       12,706           13,058
                                                                       ========         ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         April 30,       January 31,
     (IN THOUSANDS) (UNAUDITED)                                           2003               2003
     ----------------------------------------------------------------------------------------------
     ASSETS

     Current assets:
             Cash and cash equivalents                                   $    619          $  1,497
             Accounts receivable, less allowance for doubtful accounts     29,780            23,738
             Income tax receivable                                             --               800
             Receivables from affiliates                                      203                83
             Inventories                                                  152,061           125,048
             Prepaid expenses                                               1,779             1,828
                                                                         --------          --------
                   Total current assets                                   184,442           152,994

     Property and equipment, net                                           16,620            16,820
     Other assets:
             Goodwill                                                      24,322            24,322
             Deferred income tax asset                                      5,960             5,620
             Deposits and other                                             2,960             2,910
                                                                         --------          --------

                   Total assets                                          $234,304          $202,666
                                                                         ========          ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            April 30,    January 31,
(IN THOUSANDS) (UNAUDITED)                                                                     2003         2003
--------------------------------------------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
            Floor plan/borrowing base payables                                            $   106,228    $    76,752
            Notes payable                                                                       1,380          1,565
            Current maturities of long-term debt                                                1,632          1,783
            Accounts payable                                                                    3,159          4,625
            Accrued liabilities                                                                18,746         16,174
            Customer advance deposits                                                           4,571          5,389
            Deferred tax liability                                                              3,360          2,180
                                                                                          -----------    -----------
                   Total current liabilities                                                  139,076        108,468

     Long-term debt, net of current maturities                                                  4,717          5,140
                                                                                          -----------    -----------
                   Total liabilities                                                          143,793        113,608
                                                                                          -----------    -----------

     Commitments and contingencies

     Stockholders equity:
            Preferred stock, par value $.01 per share; 500,000 shares authorized;
                   no shares issued in fiscal 2004 and 2003                                        --             --
            Common stock-
                   Class A, par value $.01 per share; 20,000,000 shares authorized;
                          5,731,008 issued in fiscal 2004 and 2003                                 57             57
                   Class B, par value $.01 per share; 7,500,000 shares authorized;
                          7,450,492 issued in fiscal 2004 and 2003                                 75             75
            Additional paid-in-capital                                                         84,703         84,471
            Retained earnings                                                                   7,903          6,687
            Treasury Stock, at cost (493,867 and 551,200 Class A shares in fiscal
                   2004 and 2003, respectively)                                                (2,227)        (2,232)
                                                                                          -----------    -----------

                   Total stockholders' equity                                                  90,511         89,058
                                                                                          -----------    -----------

                   Total liabilities and stockholders' equity                             $   234,304    $   202,666
                                                                                          ===========    ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended April 30,
     (IN THOUSANDS) (UNAUDITED)                                                         2003        2002
     ---------------------------------------------------------------------------------------------------------
     Operating activities:
             Net income                                                               $  1,216    $  1,034
             Adjustments to reconcile net income to net cash provided by (used for)
               operating activities:
                   Depreciation and amortization                                           948       1,025
                   Deferred taxes                                                          840         604
                   Change in operating assets and liabilities:
                         Accounts receivable                                            (5,362)     (6,181)
                         Inventories                                                   (27,013)     (7,973)
                         Prepaid expenses                                                   49         264
                         Deposits                                                         (114)         66
                         Floor plan payables/borrowing base payables                    15,126      11,354
                         Accounts payable and accrued liabilities                          530       4,271
                         Customer advance deposits                                        (818)        788
                                                                                      --------    --------

                               Net cash (used for) provided by operating activities    (14,598)      5,252
                                                                                      --------    --------

     Investing activities:
             Net sales of rental equipment                                                 203         112
             Net purchases of property and equipment                                      (375)       (274)
             Other, net                                                                     64          16
                                                                                      --------    --------

                               Net cash used for investing activities                     (108)       (146)
                                                                                      --------    --------

     Financing activities:
             Payments on long-term debt                                                   (574)     (2,695)
             Purchase of common stock                                                       --        (250)
             Sale of treasury stock                                                        237          --
             Net proceeds (payments) of short-term notes payable
                  and revolving credit facilities                                       14,165      (2,770)
                                                                                      --------    --------

                               Net cash provided by (used for) financing activities     13,828      (5,715)
                                                                                      --------    --------

     Decrease in cash                                                                     (878)       (609)

     Cash and cash equivalents, beginning of period                                      1,497         852
                                                                                      --------    --------

     Cash and cash equivalents, end of period                                         $    619    $    243
                                                                                      ========    ========

     Supplemental disclosures:
            Cash payments for interest                                                $    406    $    942
                                                                                      ========    ========
            Cash payments for income taxes                                            $      2    $     35
                                                                                      ========    ========
            Noncash investing and financing activities:
                   Increase in assets and long-term debt due to
                         refinancing of operating lease                               $     --    $  3,656
                                                                                      ========    ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                RDO EQUIPMENT CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF BUSINESS:

BASIS OF PREPARATION

         The condensed consolidated financial statements for the three months ended April 30, 2003 and April 30, 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made for consistent presentation.

RECENT DEVELOPMENTS

         On April 28, 2003, Ronald D. Offutt, the Company's Chairman, Chief Executive Officer and President caused RDO Tender Co., a wholly owned subsidiary of RDO Holdings Co. which is owned primarily by Mr. Offutt, to commence a tender offer to acquire all of the outstanding shares of class A common stock of RDO Equipment Co. not owned by RDO Tender Co. and RDO Holdings Co. or the stockholders of RDO Holdings Co. for $6.01 in cash. The tender offer expired at 5:00 p.m., New York City time, on Monday, June 2, 2003. Upon completion of the tender offer, RDO Tender Co. held approximately 96.0% of the outstanding class A shares of RDO Equipment Co. On June 3, 2003, RDO Tender Co. was merged with and into RDO Equipment Co. pursuant to the "short form" merger provisions of the Delaware General Corporation Law. The merger was not subject to the approval of the board of directors of RDO Equipment Co. or the holders of the class A shares not tendered in the tender offer. As a result of the merger, each outstanding class A share of RDO Equipment Co. not previously purchased in the tender offer (other than shares owned by RDO Tender and shares held by stockholders who seek appraisal rights under Delaware law) was converted into the right to receive $6.01 in cash, without interest. Upon completion of the merger on June 3, 2003, RDO Equipment Co. became a wholly owned subsidiary of RDO Holdings Co. The class A common stock of RDO Equipment Co. is in the process of being delisted from the New York Stock Exchange. At the time of the NYSE delisting, RDO Equipment Co. intends to file a Form 15 suspending its periodic reporting obligations under the Securities Exchange Act of 1934, as amended.

2. INVENTORIES:

         All inventories are valued at the lower of cost or market. The specific identification method is used to determine cost for new and used equipment and trucks. The first-in, first-out method is used to determine cost for parts inventory. Inventories consisted of the following at (in thousands):

                                                April 30,    January 31,
                                                  2003          2003
                                                ---------     ---------

New equipment & trucks                          $  93,609     $  73,908
Used equipment & trucks                            36,892        30,683
Parts and other                                    21,560        20,457
                                                ---------     ---------
                                                $ 152,061     $ 125,048
                                                =========     =========

3. FLOOR PLAN\BORROWING BASE PAYABLES:

         Floor plan/borrowing base payables are financing arrangements for inventory and receivables. The terms of certain floor plan arrangements may include an interest-free term followed by a term during which interest is charged. Floor plan/borrowing base payables consisted of the following at (in thousands):

                                                    April 30,     January 31,
                                                       2003          2003
                                                     ---------    ----------

Interest-bearing                                     $  57,279    $   44,114
Noninterest-bearing                                     48,949        32,638
                                                     ---------    ----------
                                                     $ 106,228    $   76,752
                                                     =========    ==========

4. EARNINGS PER SHARE:

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

                                                         Three Months Ended April 30,
                                                              2003        2002
                                                           ---------   ---------
Net income available to common shareholders                $   1,216   $   1,034
                                                           =========   =========

Weighted average number of shares outstanding - basic         12,632      13,001
Dilutive effect of option plan                                    74          57
                                                           ---------   ---------
Common and potential common shares outstanding - diluted      12,706      13,058
                                                           =========   =========

Basic and dilutive net income per share                    $    0.10   $    0.08
                                                           =========   =========

         Options to purchase 832,966 and 722,399 shares of common stock were outstanding as of April 30, 2003 and 2002, respectively. Outstanding options of 467,950 and 495,950 were not included in the computations of diluted earnings per share for the three months ended April 30, 2003 and 2002, respectively, because the exercise prices were greater than the average market prices of the common shares for the periods. All outstanding options were cashed out in the merger on June 3, 2003.

5. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

         The Company leases retail space, vehicles and rental equipment under various non-cancelable operating leases. The leases have varying terms and expire at various dates through 2013. Generally, the leases require the Company to pay taxes, insurance and maintenance costs.

         Future minimum lease payments, by year, required under leases with initial or remaining terms of one year or more consist of the following:

(IN THOUSANDS)      Affiliates                  Other                 Total
------------------------------------------------------------------------------
2004                $    2,103             $    2,159            $    4,262
2005                     2,511                  1,989                 4,500
2006                     2,490                  1,645                 4,135
2007                     2,438                  1,159                 3,597
2008                     2,108                    672                 2,780
Thereafter               7,645                    943                 8,588
------------------------------------------------------------------------------
Total                $  19,295             $    8,567             $  27,862
==============================================================================

GUARANTEES

         Certain credit companies provide direct customer financing (collateralized by customer owned equipment) and credit accounts with recourse to the Company. The Company would be required to perform under the recourse agreements if the Company's customers fail to perform completely as contracted. These contracts related to customer financing have various maturity dates over the next one to five years. Agricultural contracts with Deere Credit Services, Inc. ("Deere Credit") are recourse to the Company. The recourse is limited to the Company's cash deposit amounting to 3% of the aggregate outstanding contracts. The Company also factors certain accounts receivable to Deere Credit with recourse, which therefore may be charged back to the Company. The contingent liability relating to CitiCapital is limited to 5% of the originated loans for any given year. These commitments represent only a small portion of the total related account balances; thus only accruals and payments for probable losses are recognized until the recourse (guarantee) expires. The financial risk amount is equal to the recourse (guaranteed) portion of the contractual amounts. Any deposits with credit companies or Deere Credit have been classified as part of deposits and other assets in the Company's consolidated balance sheets.

As of April 30, 2003, the contingent unrecorded liability and required deposits for the above guarantees are as follows:

                                                                       FINANCE
                                              GUARANTEED              DEPOSITS
(IN THOUSANDS)                                   AMOUNTS            RECEIVABLE
------------------------------------------------------------------------------
Deere Credit Services, Inc.                   $    3,498             $   1,640
CitiCapital Commercial Corporation                13,662                   ---
Other                                                252                   ---
------------------------------------------------------------------------------
Total                                         $   17,412             $   1,640
==============================================================================

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

The Company's existing repurchase agreements as of April 30, 2003 expire as follows:

(IN THOUSANDS)
-------------------------------------------------------------------------
2004                                                           $    1,075
2005                                                                1,641
2006                                                                1,752
2007                                                                  539
2008                                                                  249
-------------------------------------------------------------------------
Total                                                          $    5,256
=========================================================================

6.       SEGMENT INFORMATION:

         The Company's operations are classified into three business segments, based upon the way the Company manages its business: construction, agricultural and truck. Construction operations include the sale, service and rental of construction and material handling equipment to customers primarily in the construction, manufacturing, warehousing and utility industries and to units of government. Agricultural operations include the sale, service and rental of agricultural equipment primarily to customers in the agricultural industry. Truck operations include the sale and service of heavy, medium and light-duty trucks to customers primarily in the transportation and construction industries, to units of government and retail customers.

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

         The following table shows the Company's business segments and related financial information for the three months ended April 30, 2003 and 2002 (in thousands):

                                       Construction    Agricultural           Truck       Corporate           Total
-------------------------------------------------------------------------------------------------------------------
2003:
   Revenues from
      external customers                $     69,514   $     56,125    $     10,729      $      ---     $   136,368
   Other income                                  196             49               9             ---             254
   Interest expense                              359            124             (26)            ---             457
   Depreciation and
     amortization                                675            224              49             ---             948
   Income before income taxes                    489          1,466             106             ---           2,061
   Identifiable assets                       134,045         75,441          16,517           8,301         234,304
   Capital expenditures, net                     (71)           127              27              89             172

2002:
   Revenues from
      external customers                $     78,654   $     49,609    $     20,130      $      ---      $  148,393

   Other income                                   38             26              10             ---              74
   Interest expense                              652            189              25             ---             866
   Depreciation and
     amortization                                588            376              61             ---           1,025
   Income before income taxes                    500          1,033             220             ---           1,753
   Identifiable assets                       126,240         72,429          21,862          11,461         231,992
   Capital expenditures, net                     266           (142)             24              14             162


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

THE BUSINESS

         The Company specializes in the distribution, sale, service, rental and finance of equipment and trucks to the agricultural, construction, manufacturing, transportation and warehousing industries, as well as to public service entities, government agencies and utilities. On April 30, 2003, the Company operated 45 retail stores in nine states - Arizona, California, Minnesota, Montana, Nebraska, North Dakota, South Dakota, Texas and Washington. Its stores include one of the largest networks of Deere & Company ("Deere") construction equipment dealerships and agricultural equipment dealerships in North America.

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

         Deere, a leading manufacturer and supplier of construction and agricultural equipment, is the primary supplier of new products sold by the Company. Sales of new Deere products accounted for approximately 54% of the Company's sales for the first three months of fiscal 2004 with no other supplier accounting for more than 10%. The Company's stores also offer complementary products from other suppliers, used products, new and used parts, product servicing, product rental, loans, leases and other related products and services.

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

         GOODWILL. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase of a business combination. Prior to February 1, 2002, goodwill was amortized on a straight-line basis over 30 years. Effective February 1, 2002, the Company ceased amortization of goodwill balances. See discussion under "New Accounting Pronouncements." Goodwill is tested for impairment on an annual basis or at the time of a triggering event in accordance with the provisions of SFAS No. 142. Fair values are estimated based on the Company's best estimate of the expected present value of future cash flows compared with the corresponding carrying value of the reporting unit, including goodwill. Currently, the Company has identified three reporting units under the criteria set forth by SFAS No. 142. On February 1, 2002, goodwill was tested for impairment in this manner, and the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill. The Company performs its annual goodwill impairment testing during its first quarter.

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

GENERAL

         During the first three months of fiscal 2004, the Company was affected by various economic conditions in all operating segments. The Company's agricultural store regions continued to benefit from the farm legislation passed last year along with generally favorable growing conditions, which resulted in increased revenues in this operating segment. Construction operations were affected by a general slowdown in equipment purchasing by construction equipment contractors in the Company's geographic areas of responsibility, especially in the Company's southern regions. These conditions provided for increased competitive pressures and a decline in unit market potential in the Company's operating regions during the first quarter. The Company believes these competitive pressures will continue to affect this operating segment in the rest of fiscal 2004. The Company's truck revenues continued to decline reflecting the sale of the Company's Riverside, California truck operations during the third quarter of fiscal 2003. Remaining truck store revenues were unchanged during the first three months of fiscal 2004.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain financial data:

                                                 Three Months Ended April 30,
                                                      2003          2002
                                                      ----          ----
REVENUE DATA (IN MILLIONS):
Total revenues                                    $  136.4        $  148.4
     Construction                                     51.0%           53.0%
     Agricultural                                     41.1%           33.4%
     Truck                                             7.9%           13.6%

Construction revenues                             $   69.6        $   78.7
     Equipment sales                                  68.2%           72.4%
     Parts and service                                31.8%           27.6%

Agricultural revenues                             $   56.1        $   49.6
     Equipment sales                                  78.4%           77.3%
     Parts and service                                21.6%           22.7%

Truck revenues                                    $   10.7        $   20.1
     Truck sales                                      73.3%           74.9%
     Parts and service                                26.7%           25.1%

STATEMENT OF OPERATIONS DATA (AS A PERCENTAGE OF TOTAL REVENUES):
Revenues
     Equipment and truck sales                        72.8%           74.4%
     Parts and service                                27.2            25.6
                                                   -------         -------
Total revenues                                       100.0%          100.0%

Gross profit                                          17.8            16.6
Selling, general and administrative expenses          16.2            14.9
                                                   -------         -------
Operating income                                       1.6             1.7
Interest expense                                       0.3             0.6
Other income                                           0.2             0.1
                                                  --------        --------
Income before income taxes                             1.5             1.2
Provision for taxes                                    0.6             0.5
                                                  --------         -------
Net income                                             0.9%            0.7%
                                                  ========         =======

THREE MONTHS ENDED APRIL 30, 2003 COMPARED TO THREE MONTHS ENDED APRIL 30, 2002

NET INCOME

         The Company reported net income of $1.2 million, or $0.10 per share, for the first three months of fiscal 2004, compared to net income of $1.0 million, or $0.08 per share, for fiscal 2003.

REVENUES

         Total revenues of $136.4 million during the first three months of fiscal 2004 were $12.0 million, or 8.1%, lower than revenues during the first three months of the previous year. Construction revenues, which represent the largest segment of the Company, were $69.6 million during the quarter, a $9.1 million, or 11.6%, decrease in revenue in the segment compared to the prior year due to soft demand for construction equipment, especially in the Company's southern regions. Agricultural revenues of $56.1 million in the first three months of fiscal 2004 were $6.5 million, or 13.1%, higher than in fiscal 2003. The Company's agricultural dealerships are located in areas which are experiencing favorable crop growing conditions, thus creating farmer optimism supporting higher sales. Truck revenues of $10.7 million were down $9.4 million, or 46.8%, compared to last year. The sale of the Riverside, California truck business in the third quarter of fiscal 2003 accounted for the decrease.

         Equipment and truck sales were $99.3 million during the first three months of fiscal 2004, a decrease of $11.1 million, or 10.1%, from fiscal 2003. Agricultural equipment sales increased $5.7 million, or 14.9%, to $44.0 million. Construction equipment sales decreased $9.5 million, or 16.7% to $47.5 million. Truck sales decreased $7.3 million, or 48.3%, to $7.8 million for the quarter.

         Parts and service revenues were $37.1 million in the first three months of fiscal 2004, representing a decrease of $900,000, or 2.4%, from the prior year. Parts and service revenues from truck operations decreased approximately $2.1 million, or 42.0%, to $2.9 million. The decrease in truck parts and service revenues was attributable to the sale of the Riverside, California truck business. Construction parts and service revenues increased approximately $400,000, or 1.8%, to $22.1 million. Agricultural parts and service revenues increased approximately $800,000, or 7.1%, as sales increased to $12.1 million.

GROSS PROFIT

         Gross profit of $24.3 million for the first quarter of fiscal 2004 decreased $400,000 from last fiscal year. Total gross profit as a percentage of total revenues for the first quarter of fiscal 2004 and 2003 was 17.8% and 16.6%, respectively. While overall gross profit dollars decreased during the quarter compared to fiscal 2003, gross margins realized improved on a consolidated basis by approximately 1.2%, primarily associated with agricultural equipment sales, the result of somewhat improving economic conditions in the overall agricultural economy in the Company's central and northwest regions. Parts and service gross margins were approximately $13.8 million, or 37.2% of revenues, and $14.2 million, or 37.4% of revenues, for the first quarter of fiscal 2004 and 2003, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses were steady at $22.1 million for the first three months of fiscal 2004 and 2003. Total SG&A expenses as a percentage of total revenues for the first quarter of fiscal 2004 and 2003 were 16.2% and 14.9%, respectively. SG&A expenses are affected by the contribution of revenues by business segment and by the mix of revenues within each business segment. As a percentage of revenues, SG&A expenses are generally higher for construction operations than for agricultural and truck operations, and lower for equipment and truck sales than for parts and service revenues. In the first quarter of fiscal 2004, the Company's SG&A expenses included approximately $400,000 of professional fees related to legal and financial advisory services utilized by the special committee of the Company's Board of Directors to evaluate the tender offer initiated by Ronald D. Offutt, the Company's Chairman, Chief Executive Officer and President. In addition, the Company's SG&A expenses were affected by the sale of the Company's Riverside, California truck business in fiscal 2003.

INTEREST EXPENSE

         Interest expense was $500,000 for the first quarter of fiscal 2004, a decrease of $400,000, or 44.4%, from the first quarter of fiscal 2003. Interest expense as a percentage of total revenues decreased from 0.6% for the first three months of fiscal 2003 to 0.3% for fiscal 2004. Reductions in interest rates as well as the sale of the Riverside, California truck business were the contributing factors to the decrease in interest expense.

OTHER INCOME

         Other income increased approximately $200,000, or 200.0%, from the first three months of fiscal 2003 to the first three months of fiscal 2004. Other income is primarily comprised of finance charges from trade receivables.

INCOME TAXES

         The estimated provision for income taxes as a percentage of pretax income was 41.0% for the first three months of fiscal 2004 and fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

         The Company requires cash primarily for financing its inventories of equipment, trucks and replacement parts, rental equipment, receivables and capital expenditures, including acquisitions and openings of additional retail locations. Historically, the Company has met these liquidity requirements primarily through cash flow generated from operating activities, floor plan financing, and borrowings under credit agreements with Deere & Company ("Deere"), Deere Credit Services, Inc. ("Deere Credit"), CitiCapital Commercial Corporation ("CitiCapital"), Ag Capital Company ("Ag Capital"), GE Commercial Distribution Finance Corporation ("CDF"), General Motors Acceptance Corporation ("GMAC") and commercial banks.

         Deere and Deere Credit provide the primary source of financing for equipment inventories, particularly for equipment supplied by Deere. The Deere and Deere Credit financings are provided through two vehicles, the dealer statement and a borrowing base revolving credit facility. The dealer statement provides extended terms and varying interest-free periods, depending on the type of equipment, to enable dealers to carry representative inventories of equipment and to encourage the purchase of goods by dealers in advance of seasonal retail demand. Down payments are not required and interest might not be charged for a substantial part of the period for which inventories are financed. Often, purchase discounts are available in lieu of interest-free periods. Variable market rates of interest based on the prime rate are charged on balances outstanding after any interest-free periods, which in the past have generally been four to twelve months for agricultural equipment and four months for construction equipment. These interest-free periods may be changed at Deere and Deere Credit's discretion and may be longer depending on special financing programs offered from time to time. Deere and Deere Credit also provide dealer statement financing to dealers on used equipment accepted in trade and approved equipment from other suppliers. The Deere Credit borrowing base revolving credit facility provides financing for eligible equipment inventories (generally equipment inventories not financed through the dealer statement) and receivables. The Deere and Deere Credit financing sources have a combined maximum outstanding allowed of $125.0 million. The maximum outstanding allowed was reduced to $105.0 million beginning May 1, 2003. The total amount outstanding to Deere and Deere Credit was $79.4 million at April 30, 2003.

         The Company also has a borrowing base credit facility with CitiCapital to provide up to $30.0 million in financing for equipment inventories with variable rates of interest based on LIBOR. The total amount outstanding at April 30, 2003 was $19.0 million.

         Truck floor plan financing is primarily provided by GMAC with variable market rates of interest based on the prime rate and with no set credit limit.

         On April 30, 2003, the Company had unused credit commitments subject to borrowing base requirements related to inventory and receivable financing and operating lease financing of dedicated rental equipment of $67.7 million. The Company had outstanding floor plan/borrowing base payables of approximately $106.2 million, of which $57.3 million was interest-bearing as of April 30, 2003. The collateral of equipment and truck inventories along with eligible receivables would support $42.1 million of additional borrowing at April 30, 2003. During the first three months of fiscal 2004 and 2003, the average interest rate under interest-bearing floor plan/borrowing base financing was approximately 4.71% and 5.43%, respectively.

         Currently, the Company has an unsecured bank line of credit totaling $1,585,000 with a maturity date of July 1, 2003 and with a variable interest rate based on the prime rate (4.25% at April 30, 2003). The Company had approximately $205,000 of unused availability relating to this line of credit at April 30, 2003. The average interest rates on the Company's lines of credit during the first three months of fiscal 2004 and 2003 were 4.38% and 5.75%, respectively.

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

         The Company's financing agreements contain various covenants which, among other matters, require the Company to maintain minimum financial ratios, as defined, and a minimum level of tangible equity. The Company was in compliance with all covenants as of April 30, 2003.

         The Company has various commitments relating to its operations. The following is a summary of these commitments as of April 30, 2003.


                             Payments due by period
                             ----------------------

                                     Within                                                  Year 5
Obligations:                         1 year         Year 2       Year 3         Year 4       or after       Total
-----------------------------------------------------------------------------------------------------------------
Inventory floor plan/
  borrowing base payables        $  106,228       $    ---     $     ---     $     ---      $    ---     $ 106,228
Note payable/operating line           1,380            ---           ---           ---           ---         1,380
Long-term debt                        1,632          2,713         1,121           155           728         6,349
Operating leases and other            6,515          6,032         5,797         3,904        10,870        33,118
------------------------------------------------------------------------------------------------------------------
Total                            $  115,755       $  8,745     $   6,918     $   4,059      $ 11,598     $ 147,075
==================================================================================================================

         The Company's long-term debt is primarily related to a note payable collateralized by certain property and equipment and to the financing of dedicated rental assets and one dealership location facility. Operating lease and other commitments are primarily related to operating leases for dealership locations of $26.3 million, minimum repurchase guarantees of equipment of $5.3 million, and operating leases for dedicated rental assets of $0.8 million and vehicles of $0.7 million.

         In addition to the above commitments, certain credit companies provide direct customer financing (collateralized by customer owned equipment) and credit accounts with recourse to the Company totaling $17.4 million and $1.0 million as of April 30, 2003, respectively. These commitments represent only a small portion of the total related account balances (generally 5%); thus only accruals and payments for probable losses are recognized until the recourse (guarantee) expires. Credit risk represents the accounting loss that would be recognized at the reporting date if the counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the recourse (guaranteed) portion of the contractual amounts. These contracts related to customer financing have various maturity dates over the next one to five years.

         Cash used for operating activities was $14.6 million for the first three months of fiscal 2004. Increased levels of inventories, partially offset by increased levels of floor plan payables was the primary use of cash in the first three months of fiscal 2004. Operating activities provided net cash of $5.3 million for the first three months of fiscal 2003. Increased levels of floor plan payables, trade payables and accrued liabilities, partially offset by increased levels of trade receivables and inventories, were the primary contributing factors to cash provided by operating activities for the first three months of fiscal 2003.

         Cash used for investing activities was $108,000 for the first three months of fiscal 2004, which was primarily related to purchases of property and equipment, partially offset by sales of rental equipment. Cash used for investing activities was $146,000 for the first three months of fiscal 2003, which was primarily related to purchases of property and equipment.

         Cash provided by financing activities was $13.8 million for the first three months of fiscal 2004, primarily attributable to increased utilization of the Company's revolving credit facilities. Cash used for financing activities was $5.7 million for the first three months of fiscal 2003. The primary contributing factors for the use of cash were payments on long-term debt and revolving credit facilities along with the purchase of common stock.

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

SAFE HARBOR STATEMENT

         This statement is made under the Private Securities Litigation Reform Act of 1995. The future results of the Company, including results related to forward-looking statements in this Report, involve a number of risks and uncertainties. Important factors that will affect future results of the Company, including factors that could cause actual results to differ materially from those indicated by forward-looking statements, include, but may not be limited to, those set forth under the caption "Certain Important Factors" contained in
Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 and in other filings with the Securities and Exchange Commission. The important factors discussed in the Form 10-K include:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There has been no material change in the information set forth in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2003.


ITEM 4. CONTROLS AND PROCEDURES

         The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) within ninety days prior to the filing of this report and have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Company's Chief Executive Officer and Chief Financial Officer.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

         On April 28, 2003, Ronald D. Offutt, the Company's Chairman, Chief Executive Officer and President caused RDO Tender Co., a wholly owned subsidiary of RDO Holdings Co. which is owned primarily by Mr. Offutt, to commence a tender offer to acquire all of the outstanding shares of class A common stock of RDO Equipment Co. not owned by RDO Tender Co. and RDO Holdings Co. or the stockholders of RDO Holdings Co. for $6.01 in cash. The tender offer expired at 5:00 p.m., New York City time, on Monday, June 2, 2003. Upon completion of the tender offer, RDO Tender Co. held approximately 96.0% of the outstanding class A shares of RDO Equipment Co. On June 3, 2003, RDO Tender Co. was merged with and into RDO Equipment Co. pursuant to the "short form" merger provisions of the Delaware General Corporation Law. The merger was not subject to the approval of the board of directors of RDO Equipment Co. or the holders of the class A shares not tendered in the tender offer. As a result of the merger, each outstanding class A share of RDO Equipment Co. not previously purchased in the tender offer (other than shares owned by RDO Tender and shares held by stockholders who seek appraisal rights under Delaware law) was converted into the right to receive $6.01 in cash, without interest. Upon completion of the merger on June 3, 2003, RDO Equipment Co. became a wholly owned subsidiary of RDO Holdings Co. The class A common stock of RDO Equipment Co. is in the process of being delisted from the New York Stock Exchange. Upon effectiveness of the NYSE delisting, RDO Equipment Co. intends to file a Form 15 suspending its periodic reporting obligations under the Securities Exchange Act of 1934, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  99.1 Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b)      REPORTS ON FORM 8-K.

                  The Company filed a Current Report on Form 8-K dated April 3, 2003 under Item 12 regarding the press release announcing the Company's fourth quarter and fiscal year 2003 results of operations.

                  The Company filed a Current Report on Form 8-K dated June 3, 2003 under Item 5 regarding the press release announcing RDO Tender Co.'s completion of its cash tender offer of $6.01 per share for all outstanding shares of class A common stock of RDO Equipment not owned by RDO Tender, RDO Holdings or the stockholders of RDO Holdings.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RDO EQUIPMENT CO.
                                          (Registrant)

Date:  June 12, 2003                      By:  /s/ Steven B. Dewald
                                               ------------------------------
                                               Steven B. Dewald
                                               Chief Financial Officer
                                               (principal financial officer)

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

Date:  June 12, 2003                         /s/ Ronald D. Offutt
                                             -----------------------------------
                                             Ronald D. Offutt
                                             Chief Executive Officer
                                             (principal executive officer)

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

Date: June 12, 2003                      /s/ Steven B. Dewald
                                         ---------------------------------------
                                         Steven B. Dewald
                                         Chief Financial Officer
                                         (principal financial officer)